Form 10-Q
period 1999-04-03
GROVE WORLDWIDE LLC
filed 1999-05-21
CIK 1064526

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 3, 1999

                        Commission file number 333-57611


                               GROVE WORLDWIDE LLC
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                     23-2955766
------------------------------                       ----------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification Number)


1565 Buchanan Trail East
Shady Grove, PA                                                17256
------------------------                             ----------------------
(Address of principal                                       (Zip Code)
executive offices)


Registrant's telephone number, including area code:  (717) 597-8121

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---   ---

         APPLICABLE ONLY TO CORPORATE ISSURES:
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. None.

                                  Page 1 of 21
                          Exhibit List on Page 20 of 21

                               GROVE WORLDWIDE LLC

                                      INDEX

                                                                                                               Page
                                                                                                               ----
Part I.  Financial Information:

             Item 1.  Financial Statements

              Condensed Consolidated Statements of Operations and Comprehensive
                Income (Loss)-Thirteen Week and Twenty-Six Week Periods
                Ended April 3, 1999 and March 28,1998                                                           4

              Condensed Consolidated Balance Sheets as of April 3, 1999 and October 3, 1998                     5

              Condensed Consolidated Statements of Cash Flows - Twenty-Six Week Periods Ended
                April 3, 1999 and March 28, 1998                                                                6

              Notes to Condensed Consolidated Financial Statements                                              7

             Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                      of Operations                                                                            14

             Item 3. Quantitative and Qualitative Disclosures About Market Risk                                18

Part II. Other Information                                                                                     20

         Exhibit List                                                                                          20

         Signatures                                                                                            21

Unless otherwise noted, "Grove Worldwide LLC" refers to Grove Worldwide LLC and its subsidiaries and includes the Acquired Business (as defined). Grove Worldwide LLC's fiscal year ends on the Saturday closest to the last day of September. Reference to the (i) second quarter 1999 means the period from January 3, 1999 to April 3, 1999 and (ii) second quarter 1998 means the period from December 28, 1997 to March 28, 1998. References to historical financial information are to the historical combined and consolidated financial results of the Acquired Business. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

No separate financial statements of the Subsidiary Guarantors (as defined) and Grove Capital, Inc. ("Grove Capital") are included herein. Grove Worldwide LLC considers that such financial statements would not be material to investors because: (i) this report does include, in the notes to the combined and consolidated financial statements of Grove Worldwide LLC, supplemental financial information, setting forth on a consolidated basis, balance sheets, statements of operations and cash flow information for the Subsidiary Guarantors, the subsidiaries of Grove Worldwide LLC that are not guarantors (the "Non-Guarantor Subsidiaries") and Grove Worldwide LLC; and (ii) the above-mentioned note provides sufficient detail to allow investors to determine the nature of the assets held by, and the operations and cash flows of the Subsidiary Guarantors and Grove Capital.

Special Note Regarding Forward Looking Statements

         With the exception of the historical information contained in this report, the matters described herein contain forward looking information based on Grove Worldwide LLC current expectations. Forward looking statements involve a number of risks, uncertainties, or other factors which may cause the actual results of Grove Worldwide LLC to be materially different from any future results expressed or implied by such forward looking statements. The factors include, but are not limited to: (i) substantial leverage and ability to service debt, (ii) changing market trends in the mobile hydraulic crane, aerial work platform, and truck mounted crane industries, (iii) general economic and business conditions, including a prolonged and substantial recession, (iv) the ability of Grove Worldwide LLC to implement its business strategy and maintain and enhance its competitive strengths, (v) the ability of Grove Worldwide LLC to implement its efficiency and cost-savings program, (vi) the ability of Grove Worldwide LLC to obtain financing for general corporate purpose, (vii) competition, (viii) availability of key personnel, (ix) industry over capacity,
(x) changes in or failure to comply with government regulations, and (xi) other factors detailed in Grove Worldwide LLC's other reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. Grove Worldwide LLC assumes no obligation to update such forward looking statements to reflect events or circumstances after the date on which such statements were made or to reflect the occurrences of unanticipated events.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               GROVE WORLDWIDE LLC
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
                     COMPREHENSIVE INCOME (LOSS) (unaudited)


                                                            13 Week Periods Ended          26 Week Periods Ended
                                                           ------------------------      --------------------------
                                                                           Predecessor                  Predecessor
                                                                           -----------                  -----------
                                                             April 3,       March 28,      April 3,     March 28,
                                                               1999            1998          1999          1998
--------------------------------------------------------   -----------     -----------   -----------    -----------
                                                                           (thousands)
NET SALES                                                  $186,044    |    $200,945      $350,369    |   $405,903
                                                                       |                              |
COST OF GOODS SOLD                                          147,653    |     159,951       284,895    |    321,337
                                                           --------    |    --------      --------    |   --------
                                                                       |                              |
GROSS PROFIT                                                 38,391    |      40,994        65,474    |     84,566
                                                                       |                              |
SELLING, ENGINEERING, GENERAL AND                                      |                              |
   ADMINISTRATIVE EXPENSES                                   32,456    |      32,400        63,974    |     66,677
                                                           --------    |    --------      --------    |   --------
                                                                       |                              |
INCOME FROM OPERATIONS                                        5,935    |       8,594         1,500    |     17,889
                                                                       |                              |
INTEREST AND DEBT ISSUANCE EXPENSE                           10,271    |       1,346        20,738    |      1,868
                                                                       |                              |
OTHER INCOME (EXPENSE), NET                                     927    |      (3,279)        2,339    |     (1,599)
                                                           --------    |   -----------------------    |  ----------
                                                                       |                              |
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES              (3,409)   |       3,969       (16,899)   |     14,422
                                                                       |                              |
PROVISION FOR INCOME TAXES                                    1,888    |       6,128         2,821    |     11,174
                                                          ---------    |   ---------      --------    |   --------
                                                                       |                              |
                                                                       |                              |
NET INCOME (LOSS)                                            (5,297)   |      (2,159)      (19,720)   |      3,248
                                                                       |                              |
FOREIGN CURRENCY TRANSLATION                                 (7,151)   |         (65)       (9,860)   |      1,653
                                                          ---------    |   ---------      --------    |   --------
COMPREHENSIVE INCOME (LOSS)                                $(12,448)   |    $ (2,224)     $(29,580)   |   $  4,901
                                                           ========    |   ========      ========     |  ========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                               GROVE WORLDWIDE LLC
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                                April 3,          October 3,
                                                                                  1999                1998
---------------------------------------------------------------------------   -----------         ----------
                                                                                        (thousands)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                   $   19,499         $   34,289
   Trade receivables, net                                                         118,033            129,833
   Due from Hanson PLC                                                                  -             10,500
   Notes receivable                                                                 4,258              5,887
   Inventories                                                                    218,901            207,248
   Other current assets                                                             6,580              8,893
                                                                               ----------         ----------
       Total current assets                                                       367,271            396,650

Property, plant and equipment, net                                                217,581            207,175
Goodwill, net                                                                     275,690            288,499
Other noncurrent assets                                                            17,165             18,024
                                                                               ----------         ----------

TOTAL ASSETS                                                                   $  877,707         $  910,348
                                                                               ==========         ==========

LIABILITIES AND  MEMBER'S EQUITY
CURRENT LIABILITIES:
   Short-term borrowings                                                          $23,214            $15,027
   Current maturities of long-term debt                                             2,000              7,000
   Trade accounts payable                                                          70,709             79,470
   Other payables and accrued liabilities                                         108,839            104,951
                                                                               ----------         ----------
       Total current liabilities                                                  204,762            206,448

Long-term debt, less current maturities                                           402,000            408,000
Deferred revenue                                                                   78,284             67,306
Other noncurrent  liabilities                                                      77,206             82,733
                                                                               ----------         ----------
       Total liabilities                                                          762,252            764,487
                                                                               ----------         ----------


Member's equity:
   Member's equity                                                                163,722            164,560
   Accumulated deficit                                                            (43,689)           (23,981)
   Accumulated other comprehensive income                                          (4,578)             5,282
                                                                               -----------        ----------
    Total member's equity                                                         115,455            145,861
                                                                               ----------         ----------
TOTAL LIABILITIES AND MEMBER'S EQUITY                                          $  877,707         $  910,348
                                                                               ==========         ==========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                               GROVE WORLDWIDE LLC
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                 26 Week Periods Ended
                                                                              ------------------------------
                                                                                                 Predecessor
                                                                                                 -----------
                                                                              April 3,             March 28,
                                                                                1999                 1998
---------------------------------------------------------------------------   --------            ----------
                                                                                       (thousands)
OPERATING ACTIVITIES:
   Net income (loss)                                                          ($19,720)     |      $  3,248
   Adjustments to reconcile net income (loss) to net cash provided                          |
       by (used for) operating activities:                                                  |
       Depreciation and amortization                                             9,600      |         9,384
       Depreciation of equipment held for rent                                   8,681      |         5,501
       Amortization of deferred financing cost                                   1,688      |             -
       Loss on sale of fixed assets                                                  -      |         4,719
       Other operating activities                                                    -      |         2,602
       Changes in operating assets and liabilities, net                            602      |        60,564
                                                                             ---------      |      --------
                                                                                            |
          Net cash provided by operating activities                                851      |        86,018
                                                                             ---------      |      --------
                                                                                            |
INVESTING ACTIVITIES:                                                                       |
   Capital expenditures                                                         (4,080)     |       (15,197)
   Investment in equipment held for rent                                       (19,189)     |       (16,380)
   Proceeds from sale of property, plant and equipment                             779      |         3,630
   Cash received from Hanson PLC                                                10,500      |             -
                                                                             ---------      |      --------
                                                                                            |
          Net cash used for investing activities                               (11,990)     |       (27,947)
                                                                             ---------      |      --------
                                                                                            |
FINANCING ACTIVITIES:                                                                       |
   Net proceeds from short-term borrowings                                       8,187      |         2,639
   Advances to Grove Holdings LLC                                                 (838)     |             -
   Repayment of long-term debt                                                 (11,000)     |             -
   Other financing activities                                                        -      |       (61,649)
                                                                             ---------      |      ---------
                                                                                            |
          Net cash used for financing activities                                (3,651)     |       (59,010)
                                                                             ---------      |      --------
                                                                                            |
NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (14,790)     |          (939)
                                                                                            |
CASH AND CASH EQUIVALENTS                                                                   |
   AT BEGINNING OF PERIOD                                                       34,289      |         5,024
                                                                             ---------      |      --------
                                                                                            |
CASH AND CASH EQUIVALENTS                                                                   |
   AT END OF PERIOD                                                          $  19,499      |      $  4,085
                                                                             =========      |      ========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                               GROVE WORLDWIDE LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

       Grove Worldwide LLC's condensed consolidated balance sheet as of October 3, 1998 has been condensed from the audited consolidated balance sheet at that date. The condensed consolidated balance sheet as of April 3, 1999, the condensed consolidated statements of operations for the thirteen week and twenty-six week periods ended April 3, 1999 and March 28, 1998 and the condensed consolidated statements of cash flows for the twenty-six week periods ended April 3, 1999 and March 28, 1998 have been prepared by Grove Worldwide LLC and have not been audited by Grove Worldwide LLC's independent accountants. Financial information for periods prior to April 29, 1998 (the "Predecessor") relates to the businesses acquired in connection with the Acquisition (See note
2). Financial information subsequent to April 29, 1998 relates to Grove Worldwide LLC and the Acquired Business. The Acquisition created a new basis of accounting and a different capital structure; therefore, the operating results and cash flows for 1999 and 1998 are not directly comparable. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows have been included.

       Grove Worldwide LLC primarily manufactures and sells new mobile hydraulic cranes, aerial work platforms and truck mounted cranes. In addition, Grove Worldwide LLC has net sales from parts, service and used equipment of the products it manufactures. Sales of used equipment are not material and are generally limited to trade-ins on new equipment through distributors in France, Germany, and the United Kingdom. Grove Worldwide LLC is a wholly owned subsidiary of Grove Holdings LLC ("Holdings"), which is a wholly owned subsidiary of Grove Investors LLC ("Investors").

       The separate financial statements of the Subsidiary Guarantors (as defined) and Grove Capital, Inc. ("Grove Capital") are not included since Grove Worldwide LLC considers that such financial statements would not be material. The footnotes to the condensed consolidated financial statements include supplemental information setting forth on a consolidated basis, balance sheets, statements of operations and cash flow information for the Subsidiary Guarantors, the subsidiaries of Grove Worldwide LLC that are not guarantors (the "Non-Guarantor Subsidiaries") and Grove Worldwide LLC. Grove Worldwide LLC believes that this report provides the information necessary.

       Interim results for the thirteen and twenty-six week periods ended
April 3, 1999 are not necessarily indicative of the results that may be expected for a full fiscal year.

       Certain information and note disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in accordance with the rules and regulations of the Securities and Exchange Commission. These condensed consolidated financial statements should be read in conjunction with Grove Worldwide LLC's consolidated financial statements and notes thereto as set forth in Grove Worldwide LLC's Annual Report on Form 10-K for the fiscal year ended October 3, 1998.

2.     THE ACQUISITION

       On April 29, 1998, Grove Worldwide LLC acquired from Hanson PLC and certain of its subsidiaries ("Hanson") substantially all of the net assets of Hanson's United States mobile hydraulic crane and aerial work platform operations, the capital stock of Hanson's United States truck-mounted crane operation and the capital stock of Hanson's British, French, German, and Australian crane and aerial work platform subsidiaries (the "Acquired Business") for an aggregate purchase price of $583.0 million (the "Acquisition"). The purchase price was subject to a post closing adjustment for which Grove Worldwide has received $27.3 million from Hanson.

       The Acquisition was accounted for as a purchase and the operations of the Acquisition are included in the consolidated statements of operations and cash flows from the date of acquisition. The cost of the Acquisition has been allocated on the basis of the fair value of the assets acquired and the liabilities assumed. The excess of the purchase price over the estimated fair value of the net assets acquired is being amortized using the straight-line method over forty years. The allocation of the purchase price for the Acquisition is based upon preliminary estimates and assumptions and is subject to revision once appraisals, valuations and other studies of the fair value of the acquired assets and liabilities have been completed.

                               GROVE WORLDWIDE LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.     INVENTORIES

       Inventories consist of:

                                                                           April 3,                October 3,
                                                                             1999                     1998
                                                                           --------                ---------
                                                                                       (thousands)
       Raw materials and supplies                                          $ 68,204                 $ 61,910
       Work-in-process                                                       71,984                   72,299
       Finished goods                                                        78,713                   73,039
                                                                           --------                 --------

       Total                                                               $218,901                 $207,248
                                                                           ========                 ========

4.     INCOME TAXES

       Following the Acquisition, a significant portion of Grove Worldwide LLC's business is operated as a Delaware limited liability company and is not subject to federal and certain state income taxes. The taxable income of the limited liability company in the United States is allocated to the equity holders of Grove Worldwide LLC who are responsible for the applicable federal and state income taxes. Grove Worldwide LLC expects to make cash distributions to the equity holders for their tax obligations associated with Grove Worldwide LLC taxable income. Foreign and certain domestic income taxes will continue to be the responsibility of Grove Worldwide LLC.

       The primary difference between Grove Worldwide LLC's effective income tax rate and the United States statutory rate is due to Grove Worldwide LLC's structure as a limited liability company. Therefore, income taxes included on the condensed consolidated statement of operations and comprehensive income
(loss) relate to foreign and certain domestic operations.

5.     CLOSURE OF SUNDERLAND MANUFACTURING FACILITY

         As the result of recurring operating losses, Grove Worldwide LLC closed its Sunderland, U.K. manufacturing facility on November 27, 1998. Management believes closing the facility will eventually improve operating earnings as well as provide the opportunity for additional cost reductions through product rationalization, reduced selling, general and administrative expenses and reduced manufacturing costs. Management estimates total closure costs to be approximately $18.5 million, consisting of approximately $11.5 million of employee severance and $7.0 million of plant shut-down costs (asset disposal and plant clean-up costs), all of which are expected to be expended in the next twelve months. During the twenty-six week period ended April 3, 1999, Grove Worldwide LLC paid approximately $7.4 million in employee severance costs related to the closure of its Sunderland, U.K. manufacturing facility.

6.     SUPPLEMENTAL CONDENSED COMBINED FINANCIAL INFORMATION


       Grove Worldwide LLC's payment obligations under the Senior Subordinated Notes are guaranteed by all of Grove Worldwide LLC's wholly-owned domestic subsidiaries other than Grove Capital (the "Subsidiary Guarantors"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because Grove Worldwide LLC's management has determined that they would not be material to investors. The ability of Grove Worldwide LLC's subsidiaries to make cash distributions and loans to Grove Worldwide LLC and the Subsidiary Guarantors is not significantly restricted under the terms of Grove Worldwide LLC's debt obligations. The following supplemental financial information sets forth, on a combined basis, balance sheets, statements of operations and cash flow information for the Subsidiary Guarantors, Non-Guarantor Subsidiaries and Grove Worldwide LLC.

                               GROVE WORLDWIDE LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6)  Supplemental Condensed Combined Financial Information (continued)

     Condensed Consolidating Balance Sheets at April 3, 1999

                                          Grove
                                      Worldwide  Subsidiary          Other                  Consolidated
                                            LLC  Guarantors   subsidiaries   Eliminations         totals
----------------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents           $ 6,504       $ 1,987       $ 11,008      $      --       $ 19,499
   Trade receivables, net                   --        55,977         62,056             --        118,033
   Notes receivable                         --         4,258             --             --          4,258
   Inventories                              --       144,272         74,629             --        218,901
   Other current assets                     --         4,197          2,383             --          6,580
----------------------------------------------------------------------------------------------------------

Total current assets                     6,504       210,691        150,076             --        367,271
Property, plant and
   equipment, net                           --       117,000        100,581             --        217,581
Goodwill, net                               --       256,286         19,404             --        275,690
Investment and due
   from subsidiaries                   668,223       159,977         26,854       (855,054)            --
Other noncurrent assets                 12,765         3,888            512             --         17,165
----------------------------------------------------------------------------------------------------------

                                      $687,492      $747,842       $297,427      $(855,054)     $ 877,707
----------------------------------------------------------------------------------------------------------

Liabilities and Member's Equity
Current liabilities:
   Short term borrowings              $     --       $ 9,974       $ 13,240      $      --       $ 23,214
   Current maturities                    2,000            --             --             --          2,000
    of long-term debt
   Accounts payable                         --        43,226         27,483             --         70,709
   Other payables and
    accrued liabilities                 10,739        41,630         56,470             --        108,839
----------------------------------------------------------------------------------------------------------

Total current liabilities               12,739        94,830         97,193             --        204,762
Long-term debt                         402,000            --             --             --        402,000
Deferred revenue                            --            --         78,284             --         78,284
Due to subsidiaries                    119,293       507,395        110,393       (737,081)            --
Other noncurrent liabilities               100        61,514         15,592             --         77,206
----------------------------------------------------------------------------------------------------------

Total liabilities                      534,132       663,739        301,462       (737,081)       762,252
----------------------------------------------------------------------------------------------------------

Member's equity:
   Holders' equity                     168,209        92,888         20,598       (117,973)       163,722
   Accumulated deficit                 (14,849)       (6,726)       (22,114)            --        (43,689)
   Accumulated other
    comprehensive income                    --        (2,059)        (2,519)            --         (4,578)
----------------------------------------------------------------------------------------------------------

Total member's equity                  153,360        84,103         (4,035)      (117,973)       115,455
----------------------------------------------------------------------------------------------------------

                                      $687,492      $747,842       $297,427      $(855,054)     $ 877,707
----------------------------------------------------------------------------------------------------------

                               GROVE WORLDWIDE LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6)  Supplemental Condensed Combined Financial Information (continued)

Condensed Consolidating Statement of Operations and Comprehensive Income for the three months ended April 3, 1999

-----------------------------------------------------------------------------------------------------------------------
                                                  Grove
                                              Worldwide    Subsidiary           Other                     Consolidated
                                                    LLC    Guarantors    subsidiaries    Eliminations           totals
-----------------------------------------------------------------------------------------------------------------------
Net sales                                      $     --      $143,527        $ 72,437       $ (29,920)       $ 186,044
Cost of goods sold                                   --       117,347          60,226         (29,920)         147,653
-----------------------------------------------------------------------------------------------------------------------

Gross profit                                         --        26,180          12,211              --           38,391

Selling, engineering, general and
   administrative expenses                        4,515        17,997           9,944              --           32,456
-----------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                    (4,515)        8,183           2,267              --            5,935

Interest expense                                  9,387        10,006           1,941         (11,063)          10,271
Other income (expense), net                      10,502         1,209             279         (11,063)             927
-----------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                (3,400)         (614)            605              --           (3,409)

Income taxes                                         --           233           1,655              --            1,888
-----------------------------------------------------------------------------------------------------------------------

Net income (loss)                                (3,400)         (847)         (1,050)             --           (5,297)

Change in foreign currency
   translation adjustment                            --            --          (7,151)             --           (7,151)
-----------------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)                    $ (3,400)       $ (847)       $ (8,201)      $      --        $ (12,448)
-----------------------------------------------------------------------------------------------------------------------

Condensed Combining Statement of Operations and Comprehensive Income of the Predecessor for the three months ended March 28, 1998

--------------------------------------------------------------------------------------------------------
                                             Subsidiary           Other                        Combined
                                             Guarantors    subsidiaries    Eliminations          totals
--------------------------------------------------------------------------------------------------------
Net sales                                      $149,117        $ 69,663       $ (17,835)      $ 200,945
Cost of goods sold                              113,634          64,233         (17,916)        159,951
--------------------------------------------------------------------------------------------------------

Gross profit                                     35,483           5,430              81          40,994

Selling, engineering, general and
   administrative expenses                       20,335          12,065              --          32,400
--------------------------------------------------------------------------------------------------------

Income (loss) from operations                    15,148          (6,635)             81           8,594

Interest expense                                  1,292              54              --           1,346
Other income (expense), net                       1,465          (4,744)             --          (3,279)
--------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                15,321         (11,433)             81           3,969

Income taxes                                      6,128              --              --           6,128
--------------------------------------------------------------------------------------------------------

Net income (loss)                                 9,193         (11,433)             81          (2,159)

Change in foreign currency
   translation adjustment                            --             (65)             --             (65)
--------------------------------------------------------------------------------------------------------

Comprehensive income (loss)                     $ 9,193       $ (11,498)      $      81        $ (2,224)
--------------------------------------------------------------------------------------------------------

                               GROVE WORLDWIDE LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6)  Supplemental Condensed Combined Financial Information (continued)

Condensed Consolidating Statement of Operations and Comprehensive Income for the six months ended April 3, 1999

-----------------------------------------------------------------------------------------------------------------------
                                                  Grove
                                              Worldwide    Subsidiary           Other                     Consolidated
                                                    LLC    Guarantors    subsidiaries    Eliminations           totals
-----------------------------------------------------------------------------------------------------------------------
Net sales                                      $     --      $253,030       $ 148,506       $ (51,167)       $ 350,369
Cost of goods sold                                   --       208,219         127,843         (51,167)         284,895
-----------------------------------------------------------------------------------------------------------------------

Gross profit                                         --        44,811          20,663              --           65,474

Selling, engineering, general and
   administrative expenses                        8,339        34,005          21,630              --           63,974
-----------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                    (8,339)       10,806            (967)             --            1,500

Interest expense                                 19,054        19,902           3,960         (22,178)          20,738
Other income (expense), net                      21,481         2,433             603         (22,178)           2,339
-----------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                (5,912)       (6,663)         (4,324)             --          (16,899)

Income taxes                                         --           310           2,511              --            2,821
-----------------------------------------------------------------------------------------------------------------------

Net income (loss)                                (5,912)       (6,973)         (6,835)             --          (19,720)

Change in foreign currency
   translation adjustment                            --            --          (9,860)             --           (9,860)
-----------------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)                    $ (5,912)     $ (6,973)      $ (16,695)      $      --        $ (29,580)
-----------------------------------------------------------------------------------------------------------------------

Condensed Combining Statement of Operations and Comprehensive Income of the Predecessor for the six months ended March 28, 1998

--------------------------------------------------------------------------------------------------------
                                             Subsidiary           Other                        Combined
                                             Guarantors    subsidiaries    Eliminations          totals
--------------------------------------------------------------------------------------------------------
Net sales                                      $296,866       $ 144,505       $ (35,468)      $ 405,903
Cost of goods sold                              227,529         129,731         (35,923)        321,337
--------------------------------------------------------------------------------------------------------

Gross profit                                     69,337          14,774             455          84,566

Selling, engineering, general and
   administrative expenses                       42,588          24,089              --          66,677
--------------------------------------------------------------------------------------------------------

Income (loss) from operations                    26,749          (9,315)            455          17,889

Interest expense                                  1,772              96              --           1,868
Other income (expense), net                       3,145          (4,744)             --          (1,599)
--------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                28,122         (14,155)            455          14,422

Income taxes                                     11,174              --              --          11,174
--------------------------------------------------------------------------------------------------------

Net income (loss)                                16,948         (14,155)            455           3,248

Change in foreign currency
   translation adjustment                            --           1,653              --           1,653
--------------------------------------------------------------------------------------------------------

Comprehensive income (loss)                    $ 16,948       $ (12,502)      $     455         $ 4,901
--------------------------------------------------------------------------------------------------------

                               GROVE WORLDWIDE LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(6)  Supplemental Condensed Combined Financial Information (continued)

Condensed Consolidating Statement of Cash Flows for the six months ended April 3, 1999

-----------------------------------------------------------------------------------------------------
                                                Grove
                                            Worldwide     Subsidiary          Other     Consolidated
                                                  LLC     Guarantors   subsidiaries           totals
-----------------------------------------------------------------------------------------------------
Operating activities

Net cash provided by
   operating activities                       $ 1,966      $ (20,262)      $ 19,147         $    851
-----------------------------------------------------------------------------------------------------

Investing activities
Capital expenditures                               --         (3,270)          (810)          (4,080)
Investment in equipment
   held for rent                                   --             --        (19,189)         (19,189)
Proceeds from sales of equipment                   --            779             --              779
Cash received from Hanson PLC                      --         10,500             --           10,500
-----------------------------------------------------------------------------------------------------

Net cash used in
   investing activities                            --          8,009        (19,999)         (11,990)
-----------------------------------------------------------------------------------------------------

Financing activities
Net proceeds from
   short-term borrowings                           --          8,187             --            8,187
Principal payments
   on long-term debt                          (11,000)            --             --          (11,000)
Advances to Grove Holdings LLC                   (838)            --             --             (838)
-----------------------------------------------------------------------------------------------------

Net cash used in
   financing activities                       (11,838)         8,187             --           (3,651)
-----------------------------------------------------------------------------------------------------

Net increase in cash
   and cash equivalents                        (9,872)        (4,066)          (852)         (14,790)

Cash and cash equivalents,
   beginning of period                         16,376          6,052         11,861           34,289
-----------------------------------------------------------------------------------------------------

Cash and cash equivalents,
   end of period                              $ 6,504      $   1,986       $ 11,009         $ 19,499
-----------------------------------------------------------------------------------------------------

                               GROVE WORLDWIDE LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(6)  Supplemental Condensed Combined Financial Information (continued)

Condensed Combining Statement of Cash Flows of the Predecessor for the six months ended March 28, 1998

---------------------------------------------------------------------------------
                                      Subsidiary           Other        Combined
                                      Guarantors    subsidiaries          totals
---------------------------------------------------------------------------------
Operating activities

Net cash provided by
   operating activities                 $ 56,290        $ 29,728        $ 86,018
---------------------------------------------------------------------------------

Investing activities
Capital expenditures                      (9,246)         (5,951)        (15,197)
Investment in equipment
   held for rent                              --         (16,380)        (16,380)
Other investing activities                   259           3,371           3,630
---------------------------------------------------------------------------------

Net cash used in
   investing activities                   (8,987)        (18,960)        (27,947)
---------------------------------------------------------------------------------

Financing activities
Net proceeds from
   short-term borrowings                      --           2,639           2,639
Other financing activities               (46,639)        (15,010)        (61,649)
---------------------------------------------------------------------------------

Net cash used in
   financing activities                  (46,639)        (12,371)        (59,010)
---------------------------------------------------------------------------------

Net increase in cash
   and cash equivalents                      664          (1,603)           (939)

Cash and cash equivalents,
   beginning of period                      (492)          5,516           5,024
---------------------------------------------------------------------------------

Cash and cash equivalents,
   end of period                        $    172         $ 3,913         $ 4,085
---------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Grove Worldwide LLC included in this report.

Introduction

       Grove Worldwide LLC primarily manufactures and sells new mobile hydraulic cranes, aerial work platforms and truck mounted cranes. In addition, Grove Worldwide LLC has net sales from parts, service and used equipment of the products it manufactures. Sales of used equipment are not material and are generally limited to trade-ins on new equipment through distributors in France, Germany, and the United Kingdom. Grove Worldwide LLC is a wholly owned subsidiary of Grove Holdings LLC ("Holdings"), which is a wholly owned subsidiary of Grove Investors LLC ("Investors").

       In April 1998, Grove Worldwide LLC acquired from Hanson PLC and certain of its subsidiaries ("Hanson") all of the assets of Hanson's United States mobile hydraulic crane and aerial work platform operations, the capital stock of Hanson's United States truck-mounted crane operation and the capital stock of Hanson's British, French, German and Australian crane and aerial work platform subsidiaries (the "Acquisition") for an aggregate purchase price of approximately $583.0 million. The purchase price was subject to a post closing adjustment for which Grove Worldwide LLC received $27.3 million from Hanson.

       Operating results for fiscal 1999 are expected to be influenced by various internal and external factors. These factors include, among other things, (i) continued improvement in sales volume, (ii) implementation of operations improvement programs designed to improve profitability, and (iii) fluctuations in interest rates.

13 Week Period Ended April 3, 1999 Compared to
13 Week Period Ended March 28, 1998

Results of Operations

       Net sales for the second quarter of 1999 were $186.0 million as compared to $200.9 million for the second quarter of 1998, a decrease of $14.9 million or 7.4%. This reduction was primarily associated with reduced sales volume for aerial work platform equipment. Although net sales decreased as compared to 1998, Grove Worldwide LLC's sales backlog at the end of the second quarter of 1999 was higher than at the close of the first quarter of 1999 by approximately $41.0 million or 24%. This increased backlog is partially associated with new customers resulting from Grove Worldwide LLC's participation in the CONEXPO Trade Show and new product introductions.

       Gross profit as a percentage of net sales increased to 20.6% for the second quarter of 1999 from 20.4% in the second quarter of 1998 primarily as a result of cost saving programs initiated by Grove Worldwide LLC offset by reduced sales volume of aerial work platform equipment. In addition, gross profit as a percentage of net sales in the second quarter of 1999 was reduced by the shifting of Sunderland, U.K. manufacturing production requirements to the United States.

       Selling, engineering, general and administrative expenses for the second quarter of 1999 were $32.5 million compared to $32.4 million for the second quarter of 1998. Selling, engineering, general and administrative expenses included approximately $1.8 million of consulting costs which were offset by reductions from cost saving programs. Also, selling, engineering, general and administrative expenses increased as a percentage of net sales to 17.4% in 1999 from 16.1% in 1998. This increase was primarily associated with the reduced sales volume offset by cost saving programs initiated by Grove Worldwide LLC.

       Income from operations decreased $2.7 million to $5.9 million for the second quarter of 1999 from $8.6 million in the second quarter of 1998 primarily due to the reduction in sales volume discussed above.

       Interest and debt issuance expense increased to $10.3 million for the second quarter of 1999 from $1.3 million for the second quarter of 1998 primarily due to the debt incurred to finance the Acquisition and the change in Grove Worldwide LLC's capital structure. See notes 1 and 2 to the condensed consolidated financial statements.

       Other income (expense), net increased to $0.9 million for the second quarter of 1999 from an expense of $3.3 million for the second quarter of 1998 primarily due to a loss in 1998 on the sale of land and buildings by

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

the Predecessor's U.K. subsidiary to Hanson. Immediately after the sale, Hanson leased the property back to Grove Worldwide LLC.

       Income taxes were $1.9 million for the second quarter of 1999 as compared to $6.1 million for the second quarter of 1998. This decrease was primarily related to Grove Worldwide LLC's structure as a limited liability company following the Acquisition.

26 Week Period Ended April 3, 1999 Compared to
26 Week Period Ended March 28, 1998

Results of Operations

       Net sales for the twenty-six week period ended April 3, 1999 were $350.4 million as compared to $405.9 million for the twenty-six week period ended March 28, 1998, a decrease of $55.5 million or 13.7%. This reduction primarily resulted from reduced sales volume during the first half of fiscal year 1999 and the repositioning of certain aerial work platform manufacturing operations between Sunderland and the United States. However, as previously discussed, Grove Worldwide LLC's sales backlog has increased at the end of the second quarter of 1999 as compared to the first quarter of 1999 by approximately $41.0 million or 24%. This increased backlog is partially associated with new customers resulting from Grove Worldwide LLC's participation in the CONEXPO Trade Show and new product introductions.

       Gross profit as a percentage of net sales decreased to 18.7% for the twenty-six week period ended April 3, 1999 from 20.8% in the twenty-six week period ended March 28, 1998 primarily due to the reduced sales volume and inefficiencies associated with implementation of the new business system initiatives.

       Selling, engineering, general and administrative expenses for the twenty-six week period ended April 3, 1999 were $64.0 million compared to $66.7 million for the twenty-six week period ended March 28, 1998. This decrease was primarily associated with reductions from cost saving programs offset by increased consulting costs of approximately $3.8 million. Also, selling, engineering, general and administrative expenses increased as a percentage of net sales to 18.3% in 1999 from 16.4% in 1998. This increase was primarily associated with the reduced sales volume offset by cost saving programs initiated by Grove Worldwide LLC.

       Income from operations decreased to $1.5 million for the twenty-six week period ended April 3, 1999 from $17.9 million in the twenty-six week period ended March 28, 1998 primarily due to the reasons discussed above.

       Interest and debt issuance expense increased to $20.7 million for the twenty-six week period ended April 3, 1999 from $1.9 million for the twenty-six week period ended March 28, 1998 primarily due to the debt incurred to finance the Acquisition and the change in Grove Worldwide LLC's capital structure. See notes 1 and 2 to the condensed consolidated financial statements.

       Other income (expense), net increased to $2.3 million for 1999 from an expense of $1.6 million for 1998 primarily due to a loss in 1998 on the sale of land and buildings by the Predecessor's U.K. subsidiary to Hanson. Immediately after the sale Hanson leased the property back to Grove Worldwide LLC.

       Income taxes were $2.8 million for 1999 as compared to $11.2 million for 1998. This decrease was primarily related to Grove Worldwide LLC's structure as a limited liability company following the Acquisition.

Backlog

       Net sales backlog as of May 8, 1999 was $258.4 million as compared to $278.5 million at May 16, 1998.

Liquidity and Capital Resources

       Grove Worldwide LLC is a holding company whose operations are conducted through its domestic and foreign subsidiaries. The liquidity requirements of Grove Worldwide LLC consist primarily of debt related payments and operating cash requirements.

       The debt related payments consist principally of principal and interest on outstanding indebtedness and the operating cash requirements principally relate to working capital requirements and capital expenditures. Grove Worldwide LLC believes that cash flow from operating activities, cash on hand and periodic borrowings under its revolving credit facility, if necessary, will be adequate to meet liquidity requirements. The ability to meet such liquidity requirements could be impaired if Grove Worldwide LLC were to fail to comply with any covenants contained in its credit agreements and such noncompliance was not

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

cured or waived by the lenders or contained in its indentures. Grove Worldwide LLC was in compliance with covenants set forth in its credit agreement as of April 3, 1999 and expect to be in compliance with such covenants for the foreseeable future.

       Cash and cash equivalents decreased $14.8 million during 1999 to $19.5 million at April 3, 1999 from $34.3 million at October 3, 1998 primarily due to cash used for net operating assets, capital expenditures, and debt repayments. Working capital decreased $27.7 million during 1999 to $162.5 million at April 3, 1999 from $190.2 million at October 3, 1998 primarily due to cash used for capital expenditures, debt repayments and the decreased operating results as compared to 1998. Net operating assets and liabilities (comprised of accounts receivable, inventories and accounts payable) increased $8.6 million during 1999 to $266.2 million at April 3, 1999 from $257.6 million at October 3, 1998 primarily due to increases of inventories and decreases in accounts receivable and accounts payable. The increase in inventories is primarily due to the increased sales backlog at April 3, 1999. The decreases in accounts receivable and accounts payable are primarily due to the timing of cash receipts and cash payments.

       Cash flow provided by operating activities decreased to $0.9 million for the twenty-six weeks ended April 3, 1999 as compared to $86.0 million for the twenty-six weeks ended March 28, 1998 primarily due to the reduced 1999 operating results and the sale of notes receivable in 1998.

       During the twenty-six weeks ended April 3, 1999, Grove Worldwide LLC received a payment from Hanson PLC of $10.5 million in final settlement of the purchase price and made $11.0 million of payments on its bank loan and borrowed $8.2 million in short-term borrowings. Capital expenditures were approximately $4.1 million for the twenty-six weeks ended April 3, 1999 and are expected to be approximately $15.7 million for fiscal 1999.

Certain Subsidiaries of Grove Worldwide LLC

       In connection with the Acquisition, Grove Worldwide LLC and its wholly owned subsidiary, Grove Capital, a Delaware corporation, issued the Senior Subordinated Notes. Grove Capital was organized as a direct wholly owned subsidiary of Grove Worldwide LLC for the purpose of acting as a co-issuer of the Senior Subordinated Notes and was also a co-registrant of the Registration Statement for the Senior Subordinated Notes. This was done so that certain institutional investors to which the Senior Subordinated Notes were marketed that might otherwise have been restricted in their ability to purchase debt securities issued by a limited liability company, such as Grove Worldwide, by reason of the legal investment laws of their states of organization or their charter documents, would be able to invest in the Senior Subordinated Notes. Grove Capital has no assets, no liabilities (other than the Senior Subordinated Notes and as a borrower under the New Credit Facility) and no operations. Grove Capital does not have any revenues and is prohibited from engaging in any business activities. As a result, holders of the Senior Subordinated Notes should not expect Grove Capital to participate in servicing the interest and principal obligations on the Senior Subordinated Notes.

       The payment obligations of Grove Worldwide LLC and Grove Capital under the Senior Subordinated Notes are fully and unconditionally guaranteed (the "Subsidiary Guarantees") on a joint and several basis by the Subsidiary Guarantors all of which are wholly owned. The "Subsidiary Guarantors" are Grove U.S. LLC, a Delaware limited liability company, Grove Finance LLC, a Delaware limited liability company, Crane Acquisition Corp., a Delaware corporation, Crane Holding Inc., a Delaware corporation, and National Crane Corporation, a Delaware corporation. Grove U.S. LLC and National Crane Corporation are Grove Worldwide LLC's domestic operating subsidiaries and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

together hold substantially all of Grove Worldwide LLC's domestic assets. The remaining subsidiaries of Grove Worldwide LLC, which are foreign subsidiaries, have not issued, and are not expected to issue, Subsidiary Guarantees.

       No separate financial statements of the Subsidiary Guarantors and Grove Capital are included in this report. Grove Worldwide LLC considers that such financial statements would not be material to investors because: (i) this report does include, in the notes to the condensed consolidated financial statements of Grove Worldwide LLC, supplemental financial information, setting forth on a consolidated basis, balance sheets, statements of operations and cash flows information for the Subsidiary Guarantors, the Non-Guarantor Subsidiaries and Grove Worldwide LLC; and (ii) the above-mentioned note provides sufficient detail to allow investors to determine the nature of the assets held by, and the operations and cash flows of the Subsidiary Guarantors and Grove Capital.

       The ability of Grove Worldwide LLC's subsidiaries to make cash distributions and loans to Grove Worldwide LLC and the Subsidiary Guarantors is not significantly restricted under the terms of the Senior Subordinated Notes, the Indenture governing the Senior Subordinated Notes, the Indenture governing the Debentures or the New Credit Facility. The obligations of each Subsidiary Guarantor under its Subsidiary Guarantee are limited so as not to constitute a fraudulent conveyance under applicable law. For more information regarding the assets, liabilities, revenues and cash flows of the Subsidiary Guarantors and Grove Worldwide LLC's Non-Guarantor Subsidiaries, see Note 6 of the Condensed Consolidated Financial Statements of Grove Worldwide LLC.

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

       In fiscal 1995, a Year-2000 assessment was conducted of all management information systems used at its crane and aerial work platform facilities in the United States, United Kingdom and Germany. Upon completing this review in October 1995, a campaign was designed to replace all existing software and hardware that was not Year-2000 compliant (the "Year-2000 Project"). In addition to replacing all business application software and hardware, the Year-2000 Project was designed to provide improved business processes and procedures.

       Grove Worldwide LLC determined that the Year-2000 Project would not need to be implemented at its National Crane facility in Waverly, Nebraska. National Crane implemented upgrades to all of its existing hardware and software and converted all of its data. Management believes the completion of this project has rendered all of National Crane's major computer systems Year-2000 compliant.

       The Year-2000 Project is expected to be completed in September 1999 and will have a total cost of approximately $38.0 million, of which approximately $35.0 million had been expended as of April 3, 1999. If the Year-2000 Project is delayed, Grove Worldwide LLC will be required to shorten its planning horizons and replace certain computerized functions, such as inventory and work-in-process tracking, billing and order processing, with manual systems. Any such delay could result in parts shortages and slow the delivery of products to Grove Worldwide LLC customers. Management believes that all of Grove Worldwide LLC's major computer systems will be rendered Year-2000 compliant. If such modifications and conversions are not completed in a timely manner, the Year-2000 Issue could have a material impact on the operations of Grove Worldwide LLC.

       Grove Worldwide LLC has also polled the manufacturers of its computerized numerical control ("CNC") manufacturing/production equipment. Grove Worldwide LLC has been informed by such manufacturers that there are no Year-2000 Issues with respect to Grove Worldwide LLC's CNC equipment at its Shady Grove, Pennsylvania and Waverly, Nebraska facilities. Grove Worldwide LLC is also conducting an internal review of its CNC equipment to confirm its Year-2000 readiness. Although management believes that the Year-2000 Issue will not have a material adverse impact on its CNC equipment, there can be no assurance that it will not.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

       In addition, Grove Worldwide LLC has initiated communications with suppliers and customers to determine the extent to which Grove Worldwide LLC may be vulnerable to such parties' failure to remediate their own Year-2000 Issues. There can be no guarantee that the systems of other companies on which Grove Worldwide LLC's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with Grove Worldwide LLC's systems, would not have material adverse impact on Grove Worldwide LLC. However, based on its current assessment, management believes that the Year-2000 Issue will not have a material adverse impact on Grove Worldwide LLC's future results of operations or financial conditions, although there can be no assurance that such will be the case.

New Accounting Standards

       Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Restated Information," was issued by the Financial Accounting Standards Board in June 1997. This statement establishes standards for reporting information about operating segments in annual financial statements and requires reporting of selected financial information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Grove Worldwide LLC will adopt SFAS No. 131 for the year ended 1999 reporting. Grove Worldwide LLC is evaluating the impact, if any, the standard will have on its present segment reporting.

       In February 1998 the Financial Accounting Standards Board issued
SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits" ("SFAS No. 132"), which is effective for fiscal years beginning after December 15, 1997. SFAS No. 132 revised the required disclosures about pension and other postretirement benefit plans. Grove Worldwide LLC will adopt SFAS No. 132 for year ended 1999 reporting.

       In June 1998 the Financial  Accounting  Standards  Board issued SFAS
No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established new procedures for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. The statement is effective for fiscal years beginning after June 15, 1999.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Grove Worldwide LLC's principal market risk exposure is changing interest rates, primarily changes in short term interest rates. Grove Worldwide LLC does not enter into financial instruments for trading or speculative purposes. Grove Worldwide LLC's policy is to manage interest rates through use of a combination of fixed and floating rate debt. Grove Worldwide LLC may also use derivative financial instruments to manage its exposure to interest rate risk.

       As of April 3, 1999, $179.0 million of Grove Worldwide LLC's long-term debt, which is outstanding under its bank term facility, bears interest at LIBOR plus 2.5% (7.25%). In addition Grove Worldwide LLC has $225.0 million of Senior Subordinated Notes outstanding bearing interest at a fixed rate of 9.25%.

       Grove Worldwide LLC has an interest rate collar to manage exposure to fluctuations in interest rates on $100.0 million of its floating rate long-term debt through September 2001. Under the agreement, Grove Worldwide LLC will receive on a $100.0 million notional amount, three month LIBOR and pay 6.5% anytime LIBOR exceeds 6.5%, and will receive three month LIBOR and pay 5.19% anytime LIBOR is below 5.19%. The agreement effectively caps Grove Worldwide LLC's exposure on $100.0 million of its floating rate debt at 6.5% plus the applicable margin.

       Movement in foreign currency exchange rates creates risk to Grove Worldwide LLC's operations to the extent of sales made and costs incurred in foreign currencies. The major foreign currencies, among others, in which Grove Worldwide LLC does business are the British pound sterling, German mark and French franc. In addition, changes in currency exchange rates can affect the competitiveness of Grove Worldwide LLC's products and could result in management reconsidering pricing strategies to maintain market share. Specifically, Grove Worldwide is most sensitive to changes in the German mark. During the past three fiscal years, the impact of currency fluctuations has not had a significant impact on Grove Worldwide LLC's results of operations.

       In order to manage currency risk, Grove Worldwide LLC's practice is to contract for purchases and sales of goods and services in the functional currency of Grove Worldwide LLC's subsidiary executing the transaction. To the extent purchases or sales are in currencies other than the functional currency of the subsidiary, Grove Worldwide LLC will generally purchase forward contracts to hedge firm purchase and sales commitments. As of April 3, 1999, Grove Worldwide LLC was party to 10 such contracts with an aggregate value of $15.1 million. These forward contracts generally have average maturities of less than three months. Grove Worldwide LLC has not taken any action at this time to hedge its net investment in foreign subsidiaries but may do so in the future. Grove Worldwide LLC does not have any commodity contracts.

Part II - Other Information

Item 1.    Legal Proceedings

           Grove Worldwide LLC is involved in various legal proceedings which have arisen in the normal course of its operations. The outcome of these legal proceedings, if determined adversely to Grove Worldwide LLC, is unlikely to have a material adverse effect to Grove Worldwide LLC. Grove Worldwide LLC is also subject to product liability claims for which it believes it has adequate insurance.

Item 2.    Changes in Securities

           None.

Item 3.    Defaults Upon Senior Securities

           None.

Item 4.    Submission of Matters to a Vote of Security Holders.

           None.

Item 5.    Other Information

           None.

Item 6.    Exhibits and Reports on Form 8-K

          (a) Exhibits

27            -  Financial Data Schedule for the quarter ended April 3, 1999.
                 (Filed herein).

----------------------------

          (b) The Company filed the following Current Reports on Form 8-K:

              None

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 GROVE WORLDWIDE LLC

Date:   May 20, 1999
                                              By: /s/ Stephen L. Cripe
                                                 ---------------------------
                                                 Stephen L. Cripe
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)