Form 10-Q
period 1999-07-03
GROVE WORLDWIDE LLC
filed 1999-08-17
CIK 1064526

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 3, 1999

                        Commission file number 333-57611

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 3, 1999

                                       OR

|_| TRANSITION REPORT PERSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________

                               GROVE WORLDWIDE LLC
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                             23-2955766
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

1565 Buchanan Trail East
Shady Grove, PA                                                   17256
------------------------                                        ----------
(Address of principal                                           (Zip Code)
executive offices)

Registrant's telephone number, including area code: (717) 597-8121
                                                    --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. None.


                                  Page 1 of 22
                          Exhibit List on Page 21 of 22

                               GROVE WORLDWIDE LLC

                                      INDEX

                                                                            Page
                                                                            ----

Part I. Financial Information

        Item 1. Financial Statements

                Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) - For the nine week period ended June 27, 1998, thirteen week period
                ended July 3, 1999, and the thirty-nine week period
                ended July 3, 1999 and the four week period ended
                April 28, 1998, and the thirty week period ended
                April 28, 1998..............................................  4

                Condensed Consolidated Balance Sheets as of July 3,
                1999 and October 3, 1998....................................  5

                Condensed Consolidated Statements of Cash Flows -
                Thirty-nine week period ended July 3, 1999, nine week
                period ended June 27, 1998, and thirty week period
                ended April 28, 1998........................................  6

                Notes to Condensed Consolidated Financial
                Statements..................................................  7

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations......................... 14

        Item 3. Quantitative and  Qualitative Disclosures About Market
                Risk........................................................ 20

Part II. Other Information.................................................. 21

         Exhibit List....................................................... 21

         Signatures......................................................... 22

Unless otherwise noted, "Grove Worldwide LLC" refers to Grove Worldwide LLC and its subsidiaries and includes the Acquired Business (as defined). Grove Worldwide LLC's fiscal year ends on the Saturday closest to the last day of September. Reference to the (i) third quarter 1999 means the period from April 4, 1999 to July 3, 1999 and (ii) third quarter 1998 means the period from March 29, 1998 to June 27, 1998. References to historical financial information are to the historical combined and consolidated financial results of the Acquired Business. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Special Note Regarding Forward Looking Statements

      With the exception of the historical information contained in this report, the matters described herein contain forward looking information based on Grove Worldwide LLC's current expectations. Forward looking statements involve a number of risks, uncertainties, or other factors which may cause the actual results of Grove Worldwide LLC to be materially different from any future results expressed or implied by such forward looking statements. The factors include, but are not limited to : (i) substantial leverage and ability to service debt, (ii) changing market trends in the mobile hydraulic crane, aerial work platform, and truck mounted crane industries, (iii) general economic and business conditions, including a prolonged and substantial recession, (iv) the ability of Grove Worldwide LLC to implement its business strategy and maintain and enhance its competitive strengths, (v) the ability of Grove Worldwide LLC to implement its efficiency and cost-savings program, (vi) the ability of Grove Worldwide LLC to obtain financing for general corporate purpose, (vii) competition, (viii) availability of key personnel, (ix) industry over capacity,
(x) changes in or failure to comply with government regulations, and (xi) other factors detailed in Grove Worldwide LLC's other reports filed with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date hereof. Grove Worldwide LLC assumes no obligation to update such forward looking statements to reflect events or circumstances after the date on which such statements were made or to reflect the occurrences of unanticipated events.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               GROVE WORLDWIDE LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   AND COMPREHENSIVE INCOME (LOSS) (unaudited)

                                                                                                       Predecessor
                                                                                                -------------------------
                                                 9 Week          13 Week         39 Week         4 Week          30 Week
                                                 Period          Period          Period          Period          Period
                                                  Ended           Ended           Ended           Ended           Ended
                                                ---------       ---------       ---------       ---------       ---------
                                                 June 27,         July 3,         July 3,       April 28,       April 28,
                                                   1998            1999            1999            1998            1998
                                                ---------       ---------       ---------       ---------       ---------
                                                                               (thousands)
Net Sales                                       $ 154,780       $ 207,364       $ 557,733       $  70,297       $ 476,200

Cost of Goods Sold                                122,063         168,259         453,154          56,000         377,337

Write-Off of amount assigned to
   inventory in excess of historical
   costs resulting from purchase
   accounting adjustments                          10,000              --              --              --              --
-------------------------------------------------------------------------------------------------------------------------

Gross Profit                                       22,717          39,105         104,579          14,297          98,863

Selling, Engineering, General and
Administrative Expenses                            24,503          31,772          95,747          12,364          79,041
-------------------------------------------------------------------------------------------------------------------------

Income (Loss) from Operations                      (1,786)          7,333           8,832           1,933          19,822

Interest and Debt Issuance Expense                  7,365          10,048          30,786             569           2,437

Other Income (Expense), net                         2,865             697           3,036          (4,440)         (6,039)
-------------------------------------------------------------------------------------------------------------------------

Income (Loss) before provision
for Income Taxes                                   (6,286)         (2,018)        (18,918)         (3,076)         11,346

Provision for Income Taxes                            423           1,895           4,716             567          11,741
-------------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                  (6,709)         (3,913)        (23,634)         (3,643)           (395)

Foreign Currency Translation                       (2,043)         (4,151)        (14,005)         (5,582)         (5,647)
-------------------------------------------------------------------------------------------------------------------------

Comprehensive Income (Loss)                     $  (8,752)      $  (8,064)      $ (37,639)      $  (9,225)      $  (6,042)
=========================================================================================================================

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                               GROVE WORLDWIDE LLC
                CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)

                                                       July 3,        October 3,
                                                        1999            1998
                                                      ---------       ---------
                                                             (thousands)

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                          $   9,967       $  34,289
   Trade receivables, net                               129,583         129,833
   Due from Hanson PLC                                       --          10,500
   Notes receivable                                         167           5,887
   Inventories                                          214,998         207,248
   Other current assets                                   9,580           8,893
-------------------------------------------------------------------------------
          Total current assets                          364,295         396,650

Property, plant and equipment, net                      216,641         207,175
Goodwill, net                                           276,324         288,499
Other non-current assets                                 16,620          18,024
-------------------------------------------------------------------------------

TOTAL ASSETS                                          $ 873,880       $ 910,348
===============================================================================

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
   Short-term borrowings                              $  14,514       $  15,027
   Current maturities of long-term debt                  12,000           7,000
   Trade accounts payable                                77,941          79,470
   Other payables and accrued liabilities               102,422         104,951
-------------------------------------------------------------------------------
          Total current liabilites                      206,877         206,448

Long-term debt, less current maturities                 401,000         408,000
Deferred revenue                                         79,967          67,306
Other non-current liabilities                            78,415          82,733
-------------------------------------------------------------------------------
          Total liabilities                             766,259         764,487
-------------------------------------------------------------------------------

Member's equity:
   Member's equity                                      163,959         164,560
   Accumulated deficit                                  (47,615)        (23,981)
   Accumulated other comprehensive income (loss)         (8,723)          5,282
-------------------------------------------------------------------------------
          Total member's equity                         107,621         145,861
-------------------------------------------------------------------------------
TOTAL LIABILITIES AND MEMBER'S EQUITY                 $ 873,880       $ 910,348
===============================================================================

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                               GROVE WORLDWIDE LLC
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                                   Predecessor
                                                                                                   -----------
                                                                                                     30 Week
                                                                           39 Week   9 Week Period   Period
                                                                        Period Ended     Ended        Ended
                                                                        --------------------------------------
                                                                           July 3,      June 27,     April 28,
                                                                            1999          1998         1998
                                                                        --------------------------------------
                                                                                      (thousands)
OPERATING ACTIVITIES:
   Net income (loss)                                                      $(23,634)    $  (6,709)    $   (395)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used for) operating activities:
      Depreciation and amortization                                         13,859         2,749       11,399
      Depreciation of equipment held for rent                               12,648         2,529        5,501
      Amortization of deferred financing cost                                1,296           301           --
      Write-off of amount assigned to inventory
          in purchase accounting                                                --        10,000           --
      Loss on sale of fixed assets                                              --            --        6,256
      Deferred tax expense                                                     125            11        2,358
      Notes receivable                                                          --            --       28,409
      Changes in operating assets and liabilities, net                      (6,120)      (30,498)      39,569
--------------------------------------------------------------------------------------------------------------

          Net cash provided by (used for) operating activities              (1,826)      (21,617)      93,097
--------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Capital expenditures                                                     (6,088)       (1,945)     (19,521)
   Investment in equipment held for rent                                   (25,174)       (8,335)     (16,380)
   Acquisition of businesses from Hanson PLC, including
     transaction costs of $6,485, net of cash acquired of
     $9,242 and post-closing adjustment of $16,700                              --      (563,543)          --
    Cash received from Hanson PLC                                           10,500            --           --
   Other investing activities                                                  779            --        2,071
--------------------------------------------------------------------------------------------------------------

          Net cash used for investing activities                           (19,983)     (573,823)     (33,830)
--------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Net proceeds (repayments) from short-term borrowings                       (513)            4        6,821
   Proceeds from issuance of long-term debt                                     --       450,200           --
   Proceeds from revolving line of credit                                   10,000            --           --
   Equity investment from Grove Investors LLC                                   --       168,209           --
   Deferred financing costs                                                     --       (12,674)          --
   Repayment of long-term debt                                             (12,000)           --           --
   Other financing activities                                                   --         1,125      (61,870)
--------------------------------------------------------------------------------------------------------------

          Net cash provided by (used for) financing activities              (2,513)      606,864      (55,049)
--------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                       (24,322)       11,424        4,218

Cash and Cash Equivalents at Beginning of Period                            34,289            --        5,024
--------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period                                $  9,967     $  11,424     $  9,242
==============================================================================================================

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                               GROVE WORLDWIDE LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      Grove Worldwide LLC's condensed consolidated balance sheet as of October 3, 1998 has been condensed from the audited consolidated balance sheet at that date. The condensed consolidated balance sheet as of July 3, 1999, the condensed consolidated statements of operations for the four week period ended April 28, 1998, thirty week period ended April 28, 1998, thirteen week period ended July 3, 1999, and the thirty-nine week period ended July 3, 1999, and the condensed consolidated statements of cash flows for the thirty week period ended April 28, 1998, nine week period ended June 27, 1998, and thirty-nine week period ended July 3, 1999, have been prepared by Grove Worldwide LLC and have not been audited by Grove Worldwide LLC's independent accountants. Financial information for periods prior to April 29, 1998 relates to Grove Worldwide LLC prior to the Acquisition ("the Predecessor") (See note 2). Financial information subsequent to April 29, 1998 relates to Grove Worldwide LLC and the Acquired Business. The Acquisition created a new basis of accounting and a different capital structure; therefore, the operating results and cash flows, for 1999 and 1998 are not directly comparable. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation of the financial position, results of operations and cash flows, have been included.

      Grove Worldwide LLC primarily manufactures and sells new mobile hydraulic cranes, aerial work platforms, and truck mounted cranes. In addition, Grove Worldwide LLC has net sales from parts, service, and used equipment of the products it manufactures. Sales of used equipment are not material and are generally limited to trade-ins on new equipment through distributors in France, Germany, and the United Kingdom. Grove Worldwide LLC is a wholly owned subsidiary of Grove Holdings LLC ("Holdings") which is a wholly owned subsidiary of Grove Investors LLC ("Investors").

      The separate financial statements of Grove Capital, Inc. ("Grove Capital") are not included since Grove Worldwide LLC considers that such financial statements would not be material. Grove Worldwide LLC formed Grove Capital, Inc. ("Grove Capital") as a direct wholly owned subsidiary to act as a co-issuer of the Senior Subordinated Notes. At July 3, 1999, Grove Capital had one hundred dollars in cash and total assets, and no current or long-term liabilities other than its contingent co-obligation with respect to the Senior Subordinated Notes. For the thirty-nine week period ended July 3, 1999 Grove Capital had no income ore loss and no revenues. Grove Capital has no subsidiaries and no operations and is prohibited from engaging in any business activities.

      Interim results for the thirteen and thirty-nine week periods ended July 3, 1999 are not necessarily indicative of the results that may be expected for a full fiscal year.

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

2. THE ACQUISITION

      On April 29, 1998, Grove Worldwide LLC acquired from Hanson PLC and certain of its subsidiaries ("Hanson") substantially all of the net assets of Hanson's United States mobile hydraulic crane and aerial work platform operations, the capital stock of Hanson's United States truck-mounted crane operation and the capital stock of Hanson's British, French, German, and Australian crane and aerial work platform subsidiaries ("Acquired Business") for an aggregate purchase price of $583.0 million (the "Acquisition"). The purchase price was subject to a post closing adjustment for which Grove Worldwide LLC received $27.3 million from Hanson.

      The Acquisition was accounted for as a purchase and the operations of the Acquisition are included in the consolidated statements of operations and cash flows from the date of acquisition. The cost of the Acquisition has been allocated on the basis of the fair value of the assets acquired and the liabilities assumed. The excess of the

                               GROVE WORLDWIDE LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

purchase price over the estimated fair value of the net assets acquired is being amortized using the straight-line method over forty years. The allocation of the purchase price for the Acquisition was based on appraisals, valuations, and other studies of the fair value of the acquired assets and liabilities.

3. INVENTORIES

                                                     July 3,         October 3,
   Inventories consist of:                             1999             1998
                                                    ----------       ----------
                                                            (thousands)

   Raw materials and supplies                        $ 67,777         $ 61,910
   Work-in-process                                     80,749           72,299
   Finished goods                                      66,472           73,039
                                                     --------         --------

   Total                                             $214,998         $207,248
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

5. CLOSURE OF SUNDERLAND MANUFACTURING FACILITY

      As the result of recurring operating losses, Grove Worldwide LLC closed its Sunderland, U.K. manufacturing facility on November 27, 1998. Management believes closing the facility will eventually improve operating earnings as well as provide the opportunity for additional cost reductions through product rationalization, reduced selling, general and administrative expenses and reduced manufacturing costs. Management has estimated total closure costs to be approximately $18.5 million. Such amount consists of $11.5 million in severance and related costs for 683 plant employees, $5.6 million for dismantlement and disposal of plant equipment and $1.4 million for cleanup and closure of the leased facility. Through July 3, 1999, Grove Worldwide LLC has expended $9.2 million of severance and related costs for 633 employees. As of July 3, 1999, $2.3 million of severance and related costs for 50 plant employees, $2.4 million of equipment disposal, and $0.5 million of plant cleanup costs remain to be expended.

6. SUPPLEMENTAL CONDENSED COMBINED FINANCIAL INFORMATION

      Grove Worldwide LLC's payment obligations under the senior subordinated notes are guaranteed by all of Grove Worldwide LLC's wholly-owned domestic subsidiaries other than Grove Capital (the "Subsidiary Guarantors"). Such guarantees are full, unconditional and joint and several. Separate financial statements of the Subsidiary Guarantors are not presented because Grove Worldwide LLC's management has determined that they would not be material to investors. In addition, although a separate column in the condensed combined financial statements set forth below normally would be provided for Grove Capital, Grove Worldwide LLC's management believes that such information would not be meaningful given Grove Capital's lack of assets and operations. The

                               GROVE WORLDWIDE LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. SUPPLEMENTAL CONDENSED COMBINED FINANCIAL INFORMATION (continued)

ability of Grove Worldwide LLC's subsidiaries to make cash distributions and loans to Grove Worldwide LLC and the Subsidiary Guarantors is not significantly restricted under the terms of Grove Worldwide LLC's debt obligations. The following supplemental financial information sets forth, on a combined basis, balance sheets, statements of operations and cash flow information for the Subsidiary Guarantors, the Non-Guarantor Subsidiaries and for Grove Worldwide LLC.

Condensed Consolidating Balance Sheet at July 3, 1999

                                               Grove
                                             Worldwide    Subsidiary       Other                    Consolidated
                                                LLC       Guarantors   subsidiaries   Eliminations     Totals
----------------------------------------------------------------------------------------------------------------
ASSETS                                                                  (thousands)
CURRENT ASSETS:
   Cash and cash equivalents                 $   6,226     $     109     $   3,632     $      --     $   9,967
   Trade receivables, net                           --        63,368        66,215            --       129,583
   Notes receivable                                 --           167            --            --           167
   Inventories                                      --       141,301        73,697            --       214,998
   Other current assets                             --         3,850         5,730            --         9,580
----------------------------------------------------------------------------------------------------------------
       Total current assets                      6,226       208,795       149,274            --       364,295

Property, plant and equipment, net                  --       115,953       100,688            --       216,641
Goodwill, net                                       --       257,315        19,009            --       276,324
Investment and due from subsidiaries           673,297       155,417        28,690      (857,404)           --
Other non-current assets                        12,333         4,201            86            --        16,620
----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                 $ 691,856     $ 741,681     $ 297,747     $(857,404)    $ 873,880
----------------------------------------------------------------------------------------------------------------

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
   Short-term borrowings                     $      --     $   2,572     $  11,942     $      --     $  14,514
   Current maturities of long-term debt         12,000            --            --            --        12,000
   Trade accounts payable                           --        43,694        34,247            --        77,941
   Other payables and accrued liabilities        4,986        46,631        50,805            --       102,422
----------------------------------------------------------------------------------------------------------------
       Total current liabilities                16,986        92,897        96,994            --       206,877

Long-term debt                                 401,000            --            --            --       401,000
Deferred revenue                                    --            --        79,967            --        79,967
Due to subsidiaries                            123,602       501,906       114,190      (739,698)           --
Other non-current liabilities                      100        63,165        15,150            --        78,415
----------------------------------------------------------------------------------------------------------------
   Total liabilities                           541,688       657,968       306,301      (739,698)      766,259

Member's equity
   Holder's equity                             168,209        92,892        20,564      (117,706)      163,959
   Accumulated deficit                         (18,041)       (7,120)      (22,454)           --       (47,615)
   Accumulated other comprehensive income           --        (2,059)       (6,664)           --        (8,723)
----------------------------------------------------------------------------------------------------------------
       Total member's equity                   150,168        83,713        (8,554)     (117,706)      107,621
----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND MEMBER'S EQUITY        $ 691,856     $ 741,681     $ 297,747     $(857,404)    $ 873,880
================================================================================================================

                               GROVE WORLDWIDE LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. SUPPLEMENTAL CONDENSED COMBINED FINANCIAL INFORMATION (continued)

Condensed Consolidating Statement of Operations and Comprehensive Income for the thirteen weeks ended July 3, 1999

                                                       Grove
                                                     Worldwide    Subsidiary       Other                    Consolidated
                                                        LLC       Guarantors    subsidiaries  Eliminations     Totals
------------------------------------------------------------------------------------------------------------------------
                                                                                (thousands)
Net Sales                                            $      --     $ 152,111     $  75,907     $ (20,654)    $ 207,364
Cost of goods sold                                          --       124,959        63,954       (20,654)      168,259
------------------------------------------------------------------------------------------------------------------------

Gross Profit                                                --        27,152        11,953            --        39,105
Selling, engineering, general and administrative
    expenses                                             4,468        17,560         9,744            --        31,772
------------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                           (4,468)        9,592         2,209            --         7,333
Interest and debt issuance expense                       9,193        10,001         1,865       (11,011)       10,048
Other income (expense), net                             10,472         1,504          (268)      (11,011)          697
------------------------------------------------------------------------------------------------------------------------

Income (loss) before provision for income taxes         (3,189)        1,095            76            --        (2,018)
Provision for income taxes                                  --         1,481           414            --         1,895
------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                       (3,189)         (386)         (338)           --        (3,913)
Foreign currency translation                                --            --        (4,151)           --        (4,151)
------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                          $  (3,189)    $    (386)    $  (4,489)    $      --        (8,064)
========================================================================================================================

Condensed Combining Statement of Operations for the nine weeks ended June 27,
1998

                                                       Grove
                                                     Worldwide    Subsidiary        Other                    Consolidated
                                                        LLC       Guarantors    subsidiaries   Eliminations     Totals
-------------------------------------------------------------------------------------------------------------------------
                                                                                 (thousands)
Net Sales                                            $      --     $ 120,497     $  44,749     $ (10,466)    $ 154,780
Cost of goods sold                                          --        95,436        37,093       (10,466)      122,063
Write-off of amount assigned to in excess of
   historical costs resulting from purchase
   accounting adjustments                                   --         6,000         4,000            --        10,000
-------------------------------------------------------------------------------------------------------------------------

Gross Profit                                                --        19,061         3,656            --        22,717
Selling, engineering, general and
   administrative expenses                               3,444        12,531         8,528            --        24,503
-------------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                           (3,444)        6,530        (4,872)           --        (1,786)
Interest and debt issuance expenses                         --         5,923         1,442            --         7,365
Other income (expense), net                                 --         2,859             6            --         2,865
-------------------------------------------------------------------------------------------------------------------------

Income (loss) before provision for income taxes         (3,444)        3,466        (6,308)           --        (6,286)
Provision for income taxes                                  --           356            67            --           423
-------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                       (3,444)        3,110        (6,375)           --        (6,709)
Foreign currency translation                                --            --        (2,043)           --        (2,043)
-------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                          $  (3,444)    $   3,110     $  (8,418)    $      --     $  (8,752)
=========================================================================================================================

                               GROVE WORLDWIDE LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. SUPPLEMENTAL CONDENSED COMBINED FINANCIAL INFORMATION (continued)

Condensed Consolidating Statement of Operations and Comprehensive Income for the thirty-nine weeks ended July 3, 1999

                                                       Grove
                                                     Worldwide    Subsidiary       Other                    Consolidated
                                                        LLC       Guarantors   subsidiaries   Eliminations     Totals
------------------------------------------------------------------------------------------------------------------------
                                                                                (thousands)
Net Sales                                            $      --     $ 405,141     $ 224,413     $ (71,821)    $ 557,733
Cost of goods sold                                          --       333,178       191,797       (71,821)      453,154
------------------------------------------------------------------------------------------------------------------------

Gross Profit                                                --        71,963        32,616            --       104,579
Selling, Engineering, general and administrative
   expenses                                             12,808        51,565        31,374            --        95,747
------------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                          (12,808)       20,398         1,242            --         8,832
Interest and debt issuance expense                      28,247        29,903         5,825       (33,189)       30,786
Other income (expense), net                             31,952         3,937           335       (33,189)        3,036
------------------------------------------------------------------------------------------------------------------------

Income (loss) before provision for income taxes         (9,103)       (5,568)       (4,248)           --       (18,918)
Provision for Income taxes                                  --         1,791         2,925            --         4,716
------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                       (9,103)       (7,359)       (7,173)           --       (23,634)
Foreign currency translation                                --            --       (14,005)           --       (14,005)
------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                          $  (9,103)    $  (7,359)    $ (21,178)    $      --       (37,639)
========================================================================================================================

Condensed Combining Statement of Operations for the thirty weeks ended April 28, 1998

                                                                  Subsidiary       Other                    Consolidated
                                                                  Guarantors   subsidiaries   Eliminations     Totals
------------------------------------------------------------------------------------------------------------------------
                                                                                (thousands)
Net Sales                                                          $ 346,565     $ 166,780     $ (37,145)    $ 476,200
Cost of goods sold                                                   263,440       151,017       (37,120)      377,337
------------------------------------------------------------------------------------------------------------------------

Gross Profit                                                          83,125        15,763           (25)       98,863
Selling, engineering, general and administrative
   expenses                                                           49,846        29,195            --        79,041
------------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                                         33,279       (13,432)          (25)       19,822
Interest and debt issuance expense                                     2,359            78            --         2,437
Other income (expense), net                                           (2,085)       (3,954)           --        (6,039)
------------------------------------------------------------------------------------------------------------------------

Income (loss) before provision for income taxes                       28,835       (17,464)          (25)       11,346
Provision for income taxes                                            11,741            --            --        11,741
------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                     17,094       (17,464)          (25)         (395)
Foreign currency translation                                              --        (5,647)           --        (5,647)
------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                        $  17,094     $ (23,111)    $     (25)    $  (6,042)
========================================================================================================================

                               GROVE WORLDWIDE LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. SUPPLEMENTAL CONDENSED COMBINED FINANCIAL INFORMATION (continued)

Condensed Consolidating Statement of Cash Flows for the thirty-nine weeks ended July 3, 1999

                                                    Grove       Subsidiary       Other     Consolidated
                                                Worldwide LLC   Guarantors   subsidiaries     Totals
-------------------------------------------------------------------------------------------------------
                                                                      (thousands)
Operating activities
Net cash provided by operating activities         $ (19,429)    $    (936)    $  18,539     $  (1,826)
-------------------------------------------------------------------------------------------------------

Investing activities
Capital expenditures                                     --        (5,007)       (1,081)       (6,088)
Investment in equipment held for rent                    --            --       (25,174)      (25,174)
Proceeds from sales of equipment                         --            --            --            --
Cash received from Hanson, PLC                       10,500            --            --        10,500
Other investing activities                              779            --            --           779
-------------------------------------------------------------------------------------------------------
Net cash used in investing activities               (11,279)       (5,007)      (26,255)      (31,262)
-------------------------------------------------------------------------------------------------------

Financing activities
Net proceeds from revolving line of credit           10,000            --            --        10,000
Net proceeds from short-term borrowing                   --            --          (513)         (513)
Principal payments on long-term debt                (12,000)           --            --       (12,000)
-------------------------------------------------------------------------------------------------------
Net cash used in financing activities                (2,000)           --          (513)       (2,513)
-------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents           (10,150)       (5,943)       (8,229)      (24,322)
Cash and cash equivalents, beginning of period       16,376         6,052        11,861        34,289
-------------------------------------------------------------------------------------------------------
Cash and cash equivalent, end of period           $   6,226     $     109     $   3,632     $   9,967
=======================================================================================================

Condensed Combining Statement of Cash Flows for the thirty weeks ended April 28, 1998

                                                 Subsidiary      Other    Consolidated
                                                 Guarantors  subsidiaries    Totals
--------------------------------------------------------------------------------------
                                                              (thousands)
Operating activities
Net cash provided by operating activities         $ 44,125     $ 48,972     $ 93,097
--------------------------------------------------------------------------------------

Investing activities
Capital expenditures                                (9,918)      (9,603)     (14,521)
Investment in equipment held for rent                   --      (16,380)     (16,380)
Other investing activities                             242        1,829        2,071
--------------------------------------------------------------------------------------
Net cash used in investing activities               (9,676)     (24,154)     (33,830)
--------------------------------------------------------------------------------------

Financing activities
Net proceeds from short-term borrowings                 --        6,821        6,821
Other financing activities                         (29,944)     (31,924)     (61,870)
--------------------------------------------------------------------------------------
Net cash used in financing activities              (29,944)     (25,105)     (55,049)
--------------------------------------------------------------------------------------

Net increase in cash and cash equivalents            4,505         (287)       4,218
Cash and cash equivalents, beginning of period        (492)       5,516        5,024
--------------------------------------------------------------------------------------
Cash and cash equivalent, end of period           $  4,013     $  5,229     $  9,242
--------------------------------------------------------------------------------------

                               GROVE WORLDWIDE LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Condensed Consolidating Statement of Cash Flows for the nine weeks ended June 27, 1998

                                                          Grove
                                                        Worldwide     Subsidiary       Other                   Consolidated
                                                           LLC        Guarantors   subsidiaries  Eliminations     Totals
---------------------------------------------------------------------------------------------------------------------------
                                                                                   (thousands)
Operating activities
Net cash provided by (used for) operating activities    $   4,505     $ (39,095)    $  12,973     $      --       (21,617)
---------------------------------------------------------------------------------------------------------------------------

Investing activities
Capital expenditures                                           --        (1,745)         (200)           --        (1,945)
Investment in equipment held for rent                          --            --        (8,335)           --        (8,335)
Investments in subsidiaries                              (107,775)           --            --       107,775            --
Acquisition of businesses from Hanson PLC                  (6,485)     (466,058)      (91,000)           --      (563,543)
---------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                   (114,260)     (467,803)      (99,535)      107,775      (573,823)
---------------------------------------------------------------------------------------------------------------------------

Financing activities
Net proceeds from short-term borrowings                        --            --             4            --             4
Proceeds from issuance of long-term debt                  450,200            --            --            --       450,200
Equity investment from parent                             168,209        87,972        19,803      (107,775)      168,209
Deferred financing                                        (12,674)           --            --            --       (12,674)
Other financing activities                               (493,836)      418,926        76,035            --         1,125
---------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                 111,899       506,898        95,842      (107,775)      606,864
---------------------------------------------------------------------------------------------------------------------------
Net increase in cash and cash
   equivalents, end of period                           $   2,144     $      --     $   9,280     $      --     $  11,424
===========================================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion should be read in conjunction with the condensed consolidated financial statements and related notes thereto of Grove Worldwide LLC included in this report.

Introduction

      Grove Worldwide LLC primarily manufactures and sells new mobile hydraulic cranes, aerial work platforms, and truck mounted cranes. In addition, Grove Worldwide LLC has net sales from parts, service, and used equipment of the products it manufactures. Sales of used equipment are not material and generally limited to trade-ins on new equipment through Grove Worldwide LLC distributors in France, Germany, and the United Kingdom. Grove Worldwide LLC is a wholly owned subsidiary of Grove Holdings LLC ("Holdings") which is a wholly owned subsidiary of Grove Investors LLC ("Investors").

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

      Following the Acquisition, a significant portion of Grove Worldwide LLC's business is operated as a limited liability company organized under the laws of Delaware, as a result of which (i) Grove Worldwide LLC is not subject to income tax, (ii) the taxable income of the mobile hydraulic crane and the aerial work platform businesses in the United States is allocated to the equity holders, and
(iii) such equity holders are responsible for income taxes on such taxable income. Grove Worldwide LLC intends to make distributions in the form of dividends to equity holders of Holdings to enable them to meet their tax obligations with respect to income allocated to them by Grove Worldwide LLC.

      The following discussion covers periods of operations of Grove Worldwide LLC prior to and subsequent to the Acquisition. The thirteen week period ended June 27, 1998 includes the four week period ended June 27, 1998 (subsequent to the Acquisition) and the nine week period ended April 28, 1998 (prior to the Acquisition). The thirty-nine week period ended June 27, 1998 includes the nine week period ended June 27, 1998 (subsequent to the Acquisition) and the thirty week period ended April 28, 1998 (prior to the Acquisition). Results of operations following the Acquisition are significantly different principally as the result of (i) changes in the amounts of depreciation and amortization caused by purchase accounting adjustments, (ii) increased interest expense in respect of amounts borrowed to consummate the Acquisition and (iii) reductions in income tax caused by changes in corporate structure.

      Operating results for fiscal 1999 are expected to be influenced by various internal and external factors. These factors include, among other things, (i) continued improvement in sales volume, (ii) continued implementation of cost savings program designed to improve profitability, and (iii) fluctuations in interest rates.

Results of Operations

Thirteen week period ended July 3, 1999 compared to the Thirteen week period ended June 27, 1998.

      Net sales for the thirteen week period ended July 3, 1999 were $207.4 million as compared to $225.1 million to the thirteen week period ended June 27, 1998, a decrease of $17.7 million or 7.9%. This decrease was primarily associated with reduced unit sales compared to 1998. Although net sales decreased as compared to 1998, Grove Worldwide LLC's sales backlog at July 3,1999 was higher than at April 3, 1999. Management believes this increase in backlog was associated with a strong market and new products introduced at the CONEXPO Trade Show.

      Gross profit as a percentage of net sales decreased to 18.9% for the thirteen week period ended July 3,1999 from 20.9% for the thirteen week period ended June 27,1998 after excluding a $10.0 million charge in 1998 for the write-off of purchase accounting adjustments related to inventory recorded in the Acquisition. This decrease

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

primarily resulted from reduced unit sales and inefficiencies associated with our new business systems offset by benefits received from our cost savings program.

      Selling, engineering, general and administrative expenses for the thirteen week period ended July 3,1999 were $31.8 million compared to $36.9 million for the thirteen week period ended June 27,1998. This decrease was primarily associated with reductions from our cost savings program offset by approximately $1.6 million of consulting costs in 1999, and approximately $0.9 million of consulting costs in 1998. Also, selling, engineering, general and administrative expenses decreased as a percentage of net sales to 15.3% in 1999 from 16.4% in 1998. This decrease was primarily attributable to the cost savings program, offset by the reduced unit sales.

      Income from operations decreased $2.8 million to $7.3 million for the thirteen week period ended July 3, 1999 from $10.0 million in thirteen week period ended June 27, 1998 after excluding the 1998 $10.0 million inventory charge described above. This decrease is primarily due to the reduction in unit sales discussed above.

      Interest and debt issuance expense increased to $10.0 million for the thirteen week period ended July 3, 1999 from $7.9 million for the thirteen week period ended June 27, 1998. This increase was primarily due to the debt incurred to finance the Acquisition and the change in Grove Worldwide LLC's capital structure. See notes 1 and 2 to the condensed consolidated financial statements.

      Other income (expense), net increased to income of $0.7 million for the thirteen week period ended July 3, 1999 from an expense of $1.5 million for the thirteen week period ended June 27, 1998.

      Income taxes were $1.9 million for the thirteen week period ended July 3, 1999 as compared to $1.0 million for the thirteen week period ended June 27, 1998. This increase was primarily due to the improved operations of our foreign subsidiaries.

Thirty-nine week period ended July 3, 1999 compared to the Thirty-nine week period ended June 27, 1998

      Net sales for the thirty-nine week period ended July 3, 1999 were $557.7 million as compared to $631.0 million for the thirty-nine week period ended June 27, 1998, a decrease of $73.3 million or 11.6%. This reduction primarily resulted from reduced unit sales during 1999 and the repositioning of certain aerial work platform manufacturing operations from the Sunderland U.K. facility to our United States facility during the first half of fiscal year 1999. However, as previously discussed, Grove Worldwide LLC's sales backlog has increased at the end of July 3, 1999 as compared to April 3,1999. Management believes this increased backlog was associated with a strong market and new products introduced at the CONEXPO Trade Show.

      Gross profit as a percentage of net sales decreased to 18.8% for the thirty-nine week period ended July 3, 1999 from 20.8% in the thirty-nine week period ended June 27,1998, after excluding the 1998 $10.0 million inventory charge discussed above. This decrease was primarily due to the reduced unit sales and inefficiencies associated with implementation of the new management information systems.

      Selling, engineering, general and administrative expenses for the thirty-nine week period ended July 3, 1999 were $95.7 million compared to $103.5 million for the thirty-nine week period ended June 27, 1998. This decrease was primarily associated with reductions from our cost savings program, offset by increased consulting costs of approximately $5.4 million in 1999 as compared to $0.9 million of consulting costs in 1998. However, selling, engineering, general and administrative expenses increased as a percentage of net sales to 17.1% in 1999 from 16.4% in 1998. This increase was primarily attributable to the reduced unit sales offset by our cost savings program.

      Income from operations decreased to $8.8 million for the thirty-nine week period ended July 3, 1999 from $28.0 million in the thirty-nine week period ended June 27, 1998 after excluding the 1998 $10.0 million inventory charge discussed above. In addition, the reduced unit sales decreased income from operations.

      Interest and debt issuance expense increased to $30.8 million for the thirty-nine week period ended July 3, 1999 from $9.8 million for the thirty-nine week period ended June 27,1998. This increase was primarily due to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

the debt incurred to finance the Acquisition and the change in Grove Worldwide LLC's capital structure. See notes 1 and 2 to the condensed consolidated financial statements.

      Other income (expense), net increased to income of $3.0 million for thirty-nine week period ended July 3, 1999 from an expense of $3.2 million for the thirty-nine week period ended June 27, 1998 primarily due to a loss in 1998 on the sale of land and buildings prior to the Acquisition. Immediately after the sale, Hanson leased the property back to Grove Worldwide LLC.

      Income taxes were $4.7 million for the thirty-nine week period ended July 3, 1999 as compared to $12.2 million for the thirty-nine week period ended June 27, 1998. This decrease was primarily related to Grove Worldwide LLC's structure as a limited liability company following the Acquisition.

Backlog

      Net sales backlog as of July 31, 1999 was $212.4 million as compared to $231.4 million at August 1, 1998.

Liquidity and Capital Resources

      Grove Worldwide LLC is a holding company whose operations are conducted through its domestic and foreign subsidiaries. The liquidity requirements of Grove Worldwide LLC consists primarily of debt related payments and operating cash requirements.

      The debt related payments consist principally of principal and interest on outstanding indebtedness. The operating cash requirements of Grove Worldwide LLC consist principally of working capital requirements and capital expenditures. Grove Worldwide LLC believes that cash flow from operating activities, cash on hand and periodic borrowings under Grove Worldwide LLC's revolving credit facility, if necessary, will be adequate to meet liquidity requirements. The ability to meet such liquidity requirements could be impaired if Grove Worldwide LLC were to fail to comply with any covenants contained in (i) its credit agreement and such noncompliance was not cured or waived by the lenders or (ii) in its indenture. Grove Worldwide LLC was in compliance with covenants set forth in the credit agreement as of July 3, 1999.

      Cash and cash equivalents decreased $24.3 million during 1999 to $10.0 million at July 3, 1999 from $34.3 million at October 3, 1998 primarily due to cash used for net operating assets associated with the reduced operating results. Working capital decreased $32.8 million during 1999 to $157.4 million at July 3, 1999 from $190.2 million at October 3, 1998 primarily due to the reduction in cash as discussed above. Net operating assets and liabilities (comprised of accounts receivable, inventories and accounts payable) increased $9.0 million during 1999 to $266.6 million at July 3, 1999 from $257.6 million at October 3, 1998 primarily due to an increase in inventories and a decrease in accounts payable. The increase in inventories is primarily due to inventory part shortages that Grove Worldwide LLC has experienced and the increased sales backlog at July 3, 1999. The decrease in accounts payable is primarily due to the timing of cash payments.

      Cash flow provided by operating activities decreased to a use of $1.8 million for the thirty-nine week period ended July 3, 1999 as compared to cash provided of $71.5 million for the thirty-nine week period ended June 27, 1998, primarily due to the reduced 1999 operating results and the sale of notes receivable in 1998.

      During the thirty-nine weeks ended July 3, 1999, Grove Worldwide LLC received a payment from Hanson of $10.5 million in final settlement of the purchase price, made $12.0 million of payments on its bank loan, and borrowed $10.0 million in short-term borrowings. Capital expenditures were approximately $6.1 million for the thirty - nine weeks ended July 3. 1999 and are expected to be approximately $10.0 million for fiscal 1999.

Certain Subsidiaries of Grove Worldwide LLC

      In connection with the Acquisition, Grove Worldwide LLC and its wholly owned subsidiary, Grove

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Capital, a Delaware corporation, issued the Senior Subordinated Notes. Grove Capital was organized as a direct wholly owned subsidiary of Grove Worldwide LLC for the purpose of acting as a co-issuer of the Senior Subordinated Notes and was also a co-registrant of the registration statement for the Senior Subordinated Notes. This was done so that certain institutional investors to which the Debentures were marketed, that might otherwise have been restricted in their ability to purchase debt securities issued by a limited liability company, such as Grove Worldwide LLC, by reason of the legal investment laws of their states of organization or their charter documents, would be able to invest in the Senior Subordinated Notes. Grove Capital has no assets, no liabilities (other than the Senior Subordinated Notes and as a borrower under the New Credit Facility), and no operations. Grove Capital does not have any revenues and is prohibited from engaging in any business activities. As a result, holders of the Senior Subordinated Notes should not expect Grove Capital to participate in servicing the interest and principal obligations on the Senior Subordinated Notes.

      The payment obligations of Grove Worldwide LLC and Grove Capital under the Senior Subordinated Notes are fully and unconditionally guaranteed (the "Subsidiary Guarantee") on a joint and several basis by the subsidiary guarantors, all of which are wholly owned. The "Subsidiary Guarantors" are Grove U.S. LLC, a Delaware limited liability company, Grove Finance LLC, a Delaware limited liability company, Crane Acquisition Corp., a Delaware corporation, Crane Holding Inc., a Delaware corporation, and National Crane Corporation, a Delaware Corporation. Grove Worldwide LLC's domestic operating subsidiaries together hold substantially all of Grove Worldwide LLC's domestic assets. The remaining subsidiaries of Grove Worldwide LLC, which are foreign subsidiaries, have not issued, and are not expected to issue, Subsidiary Guarantees.

      No separate financial statements of the Subsidiary Guarantors and Grove Capital are included in this report. Grove Worldwide LLC considers that such financial statements and would not be material to investors because: (i) this report does include, in the notes to the condensed consolidated financial statements of Grove Worldwide LLC, supplemental financial information, setting forth on a consolidated basis, balance sheets, statements of operations and cash flows information for the Subsidiary Guarantors, the Non-Guarantor Subsidiaries and Grove Worldwide LLC; and (ii) the above-mentioned note provides sufficient detail to allow investors to determine the nature of the assets held by, and the operations and cash flows of, the Subsidiary Guarantors and Grove Capital.

      The ability of Grove Worldwide LLC's subsidiaries to make cash distributions and loans to Grove Worldwide LLC and the Subsidiary Guarantors is not significantly restricted under the terms of the Senior Subordinated Notes, the Indenture governing the Senior Subordinated Notes, the Indenture governing Holdings debentures or the new credit facility. The obligations of each Subsidiary Guarantor under its Subsidiary Guarantee are limited so as not to constitute a fraudulent conveyance under applicable law. For more information regarding the assets, liabilities, revenues and cash flows of the Subsidiary Guarantors and Grove Worldwide LLC's Non-Guarantor Subsidiaries, see Note 6 of the Condensed Consolidated Financial Statements of Grove Worldwide LLC.

Management Information Systems and the Impact of Year 2000

      Many computer programs and microprocessors use two digits rather than four to define the applicable year. Computer programs that have date-sensitive software and microprocessors may recognize a date using "00" as the year 1900 rather than the year 2000. This phenomenon could cause a disruption of operations, including, among other things, a temporary inability to use manufacturing equipment, send invoices or engage in similar normal business activities.

      In fiscal 1995, Grove Worldwide LLC conducted a Year-2000 assessment of all management information systems used at its crane and aerial work platform facilities in the Untied States, United Kingdom and Germany. Upon completing this review in October 1995, Grove Worldwide LLC launched the Year-2000 project, a campaign designed to replace all existing software and hardware that was not Year-2000 compliant. In addition to replacing all business application software and hardware, the Year-2000 project was designed to provide improved business processes and procedures.

         Grove Worldwide LLC determined that it did not need to implement the Year-2000 project at our

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

National Crane facility in Waverly, Nebraska. Instead, National Crane upgraded all of its existing hardware and software and converted all of its data. Management believes the completion of this upgrade has rendered all of National Crane's major computer systems Year-2000 compliant.

      Grove Worldwide LLC also polled the manufacturers of its computerized numerical control manufacturing/production equipment. These manufacturers have informed us that there are no Year-2000 issues with respect to these computerized numerical control equipment at the Shady Grove, Pennsylvania and Waverly, Nebraska facilities. Grove Worldwide LLC is also conducting an internal review of its computerized numerical control equipment to confirm the equipments' Year-2000 readiness. Although Grove worldwide LLC believes that the Year-2000 issue will not have a material adverse impact on its computerized numerical control equipment, there can be no assurance that it will not.

      Grove Worldwide LLC has also evaluated all of its non-information technology systems for their state of readiness for proper operation in the year 2000. Grove Worldwide LLC believes that the majority of its non-information technology systems are Year-2000 compliant. Grove Worldwide LLC expects that all non-information technology systems that are not yet Year-2000 compliant will be compliant by September 1999.

      In addition, Grove Worldwide LLC initiated communications with suppliers and customers to determine the extent to which Grove Worldwide LLC may be vulnerable to their failure to remediate their own Year-2000 issues. There can be no guarantee that the systems of other companies on which Grove Worldwide LLC systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with our systems, would not have a material adverse effect on Grove Worldwide LLC. However, based on its current assessment, Grove Worldwide LLC believes that the Year-2000 issue will not have a material adverse impact on our future results of operations or financial conditions, although there can be no assurance that this will be the case.

      Grove Worldwide LLC is in the process of developing a business contingency plan to address Year-2000 risks. Although Grove Worldwide LLC expects to complete the plan by fall 1999, Grove Worldwide LLC will continue to enhance and revise the plan, as appropriate, throughout the remainder of 1999 and into the year 2000. The contingency plan will include identification of critical processes, risk assessment and response techniques in the event of a system failure. Grove Worldwide LLC's planned response to "worst case scenario" system failure includes designating emergency response personnel to address and correct any unforeseen problems, identification of alternate sources of supply, manual processing of transactions, manual control of production processes and where practical, the stockpiling of raw materials and finished goods in those instances where a high risk of a supply failure is suspected. In addition, Grove Worldwide LLC is considering obtaining back-up power sources to keep core computer systems functioning in the event local utility companies are no longer operational. In certain cases, especially global infrastructure failures, there may be not practical alternative courses of action available to Grove Worldwide LLC that will permit resumption of an interrupted business activity.

      Grove Worldwide LLC expects to complete the Year-2000 project in September 1999. Grove Worldwide LLC expects the project will have a total cost of approximately $38.0 million, of which approximately $36.0 million had been spent as of July 3, 1999. If the Year-2000 project is delayed, Grove Worldwide LLC will have to shorten its planning horizons and replace certain computerized functions, like inventory and work-in-process tracking, billing and order processing, with manual systems. Any delay in completing the project could result in part shortages and slow the delivery of products to our customers. Grove Worldwide LLC believes that all of our major computer systems will be rendered Year-2000 complaint. If Grove Worldwide LLC does not complete the modifications and conversions in a timely manner, the Year-2000 issue could have a material impact on Grove Worldwide LLC's operations.

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

      In February 1998 the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits" ("SFAS No. 132"), which is effective for fiscal years beginning after December 15, 1997. SFAS No. 132 revised the required disclosures about pension and other postretirement benefit plans. Grove Worldwide LLC will adopt SFAS No.132 for the year ended October 2, 1999 reporting.

      In June 1998 the Financial Accounting Standards Board issued SFAS No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133, as amended, established new procedures for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. The statement is effective for fiscal years beginning after June 15, 2000. Grove Worldwide will adopt the statement in fiscal year 2001.

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

      As of July 3, 1999, Grove Worldwide LLC had $178.0 million of term debt outstanding under its credity facility which bears interest at LIBOR plus 2.50% (7.69%) and $10.0 million of revolver debt under its credit facility which bears interest at LIBOR plus 2.25% (7.44%). In addition Grove Worldwide LLC has $225.0 million of Senior Subordinated Notes outstanding bearing interest at a fixed rate of 9.25%.

      Grove Worldwide LLC has an interest rate collar to manage exposure to fluctuations in interest rates on $100.0 million of its floating rate long-term debt through September 2001. Under the agreement, Grove Worldwide LLC will receive on a $100.0 million notional amount, three month LIBOR and be paid 6.5% anytime LIBOR exceeds 6.5%, and will receive three month LIBOR and pay 5.19% anytime LIBOR is below 5.19%. The agreement effectively caps Grove Worldwide LLC's exposure on $100.0 million of its floating rate debt at 6.5% plus the applicable margin.

      Movement in foreign currency exchange rates creates risk to Grove Worldwide LLC's operations to the extent of sales made and costs incurred in foreign currencies. The major foreign currencies, among others, in which Grove Worldwide LLC does business are the British pound sterling, German mark and French franc. In addition, changes in currency exchange rates can affect the competitiveness of Grove Worldwide LLC's products and could result in management reconsidering pricing strategies to maintain market share. Specifically, Grove Worldwide LLC is most sensitive to changes in the German mark. During the past three fiscal years, the impact of currency fluctuations has not had a significant impact on Grove Worldwide LLC's results of operations.

      In order to manage currency risk, Grove Worldwide LLC's practice is to contract for purchases and sales of goods and services in the functional currency of Grove Worldwide LLC's subsidiary executing the transaction. To the extent purchases or sales are in currencies other than the functional currency of the subsidiary, Grove Worldwide LLC will generally purchase forward contracts to hedge firm purchase and sales commitments. As of July 3, 1999, Grove Worldwide LLC was party to 7 such contracts with an aggregate value of $5.8 million. These forward contracts generally have average maturities of less than three months. Grove Worldwide LLC has not taken any action at this time to hedge its net investment in foreign subsidiaries but may do so in the future.

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

            None.

Item 5. Other Information

            None.

Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

27(a) - Financial Data Schedule for the quarter ended July 3, 1999. (Filed herein).

      (b) The Company filed the following Current Reports on Form 8-K:

            None

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   GROVE WORLDWIDE LLC


Date: August 17, 1999                          By: /s/ Stephen L. Cripe
                                                   -----------------------------
                                                   Stephen L. Cripe
                                                   Senior Vice President and
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)