Form 10-Q/A
period 1999-04-03
GROVE WORLDWIDE LLC
filed 2000-05-16
CIK 1064526

10-Q
          1



                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q/A


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

The results of operations for the three and six months ended April 3, 1999 have been restated. See Note 7 to the condensed consolidated financial statements.

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

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                               GROVE WORLDWIDE LLC
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
            COMPREHENSIVE INCOME (LOSS) (unaudited and in thousands)

                                                            13 Week Periods Ended          26 Week Periods Ended
                                                           ------------------------      --------------------------
                                                                           Predecessor                  Predecessor
                                                                           -----------                  -----------
                                                             April 3,       March 28,      April 3,     March 28,
                                                               1999            1998          1999          1998
--------------------------------------------------------   -----------     -----------   -----------    -----------
                                                           (restated)                     (restated)
NET SALES                                                  $186,044    |    $200,945      $350,369    |   $405,903
                                                                       |                              |
COST OF GOODS SOLD                                          147,653    |     159,951       284,895    |    321,337
                                                           --------    |    --------      --------    |   --------
                                                                       |                              |
GROSS PROFIT                                                 38,391    |      40,994        65,474    |     84,566
                                                                       |                              |
SELLING, ENGINEERING, GENERAL AND                                      |                              |
   ADMINISTRATIVE EXPENSES                                   31,531    |      32,400        63,049    |     66,677
                                                           --------    |    --------      --------    |   --------
                                                                       |                              |
INCOME FROM OPERATIONS                                        6,860    |       8,594         2,425    |     17,889
                                                                       |                              |
INTEREST AND DEBT ISSUANCE EXPENSE                           10,271    |       1,346        20,738    |      1,868
                                                                       |                              |
OTHER INCOME (EXPENSE), NET                                     927    |      (3,279)        2,339    |     (1,599)
                                                           --------    |   -----------------------    |  ----------
                                                                       |                              |
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES              (2,484)   |       3,969       (15,974)   |     14,422
                                                                       |                              |
PROVISION FOR INCOME TAXES                                    1,888    |       6,128         2,821    |     11,174
                                                          ---------    |   ---------      --------    |   --------
                                                                       |                              |
                                                                       |                              |
NET INCOME (LOSS)                                            (4,372)   |      (2,159)      (18,795)   |      3,248
                                                                       |                              |
FOREIGN CURRENCY TRANSLATION                                 (7,151)   |         (65)       (9,860)   |      1,653
                                                          ---------    |   ---------      --------    |   --------
COMPREHENSIVE INCOME (LOSS)                                $(18,523)   |    $ (2,224)     $(28,655)   |   $  4,901
                                                           ========    |   =========      ========    |   ========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                               GROVE WORLDWIDE LLC
            COMPREHENSIVE INCOME (LOSS) (unaudited and in thousands)

                                                                                April 3,          October 3,
                                                                                  1999                1998
---------------------------------------------------------------------------   -----------         ----------
                                                                              (restated)
ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                   $   19,499         $   34,289
   Trade receivables, net                                                         118,033            129,833
   Due from Hanson PLC                                                                  -             10,500
   Notes receivable                                                                 4,258              5,887
   Inventories                                                                    218,901            207,248
   Other current assets                                                             6,580              8,893
                                                                               ----------         ----------
       Total current assets                                                       367,271            396,650

Property, plant and equipment, net                                                217,581            207,175
Goodwill, net                                                                     275,690            288,499
Other noncurrent assets                                                            17,165             18,024
                                                                               ----------         ----------

TOTAL ASSETS                                                                   $  877,707         $  910,348
                                                                               ==========         ==========

LIABILITIES AND  MEMBER'S EQUITY
CURRENT LIABILITIES:
   Short-term borrowings                                                          $23,214            $15,027
   Current maturities of long-term debt                                             2,000              7,000
   Trade accounts payable                                                          70,709             79,470
   Other payables and accrued liabilities                                         108,839            104,951
                                                                               ----------         ----------
       Total current liabilities                                                  204,762            206,448

Long-term debt, less current maturities                                           402,000            408,000
Deferred revenue                                                                   78,284             67,306
Other noncurrent  liabilities                                                      76,281             82,733
                                                                               ----------         ----------
       Total liabilities                                                          761,327            764,487
                                                                               ----------         ----------

Member's equity:
   Member's equity                                                                163,722            164,560
   Accumulated deficit                                                            (42,764)           (23,981)
   Accumulated other comprehensive income                                          (4,578)             5,282
                                                                               -----------        ----------
    Total member's equity                                                         116,380            145,861
                                                                               ----------         ----------
TOTAL LIABILITIES AND MEMBER'S EQUITY                                          $  877,707         $  910,348
                                                                               ==========         ==========

          The accompanying notes are an integral part of the condensed consolidated financial statements.

                               GROVE WORLDWIDE LLC
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

                                                                                 26 Week Periods Ended
                                                                              ------------------------------
                                                                                                 Predecessor
                                                                                                 -----------
                                                                              April 3,             March 28,
                                                                                1999                 1998
---------------------------------------------------------------------------   --------            ----------
                                                                             (restated)
OPERATING ACTIVITIES:
   Net income (loss)                                                          ($18,795)     |      $  3,248
   Adjustments to reconcile net income (loss) to net cash provided                          |
       by (used for) operating activities:                                                  |
       Depreciation and amortization                                             9,600      |         9,384
       Depreciation of equipment held for rent                                   8,681      |         5,501
       Amortization of deferred financing cost                                   1,688      |             -
       Loss on sale of fixed assets                                                  -      |         4,719
       Other operating activities                                                    -      |         2,602
       Changes in operating assets and liabilities, net                           (323)     |        60,564
                                                                             ---------      |      --------
                                                                                            |
          Net cash provided by operating activities                                851      |        86,018
                                                                             ---------      |      --------
                                                                                            |
INVESTING ACTIVITIES:                                                                       |
   Capital expenditures                                                         (4,080)     |       (15,197)
   Investment in equipment held for rent                                       (19,189)     |       (16,380)
   Proceeds from sale of property, plant and equipment                             779      |         3,630
   Cash received from Hanson PLC                                                10,500      |             -
                                                                             ---------      |      --------
                                                                                            |
          Net cash used for investing activities                               (11,990)     |       (27,947)
                                                                             ---------      |      --------
                                                                                            |
FINANCING ACTIVITIES:                                                                       |
   Net proceeds from short-term borrowings                                       8,187      |         2,639
   Advances to Grove Holdings LLC                                                 (838)     |             -
   Repayment of long-term debt                                                 (11,000)     |             -
   Other financing activities                                                        -      |       (61,649)
                                                                             ---------      |      ---------
                                                                                            |
          Net cash used for financing activities                                (3,651)     |       (59,010)
                                                                             ---------      |      --------
                                                                                            |
NET DECREASE IN CASH AND CASH EQUIVALENTS                                      (14,790)     |          (939)
                                                                                            |
CASH AND CASH EQUIVALENTS                                                                   |
   AT BEGINNING OF PERIOD                                                       34,289      |         5,024
                                                                             ---------      |      --------
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

       Condensed Consolidating Balance Sheets at April 3, 1999 (restated)

                                          Grove
                                      Worldwide  Subsidiary          Other                  Consolidated
                                            LLC  Guarantors   subsidiaries   Eliminations         totals
----------------------------------------------------------------------------------------------------------
Assets
Current assets:
   Cash and cash equivalents           $ 6,504       $ 1,987       $ 11,008      $      --       $ 19,499
   Trade receivables, net                   --        55,977         62,056             --        118,033
   Notes receivable                         --         4,258             --             --          4,258
   Inventories                              --       144,272         74,629             --        218,901
   Other current assets                     --         4,197          2,383             --          6,580
----------------------------------------------------------------------------------------------------------

Total current assets                     6,504       210,691        150,076             --        367,271
Property, plant and
   equipment, net                           --       117,000        100,581             --        217,581
Goodwill, net                               --       256,286         19,404             --        275,690
Investment and due
   from subsidiaries                   668,223       159,977         26,854       (855,054)            --
Other noncurrent assets                 12,765         3,888            512             --         17,165
----------------------------------------------------------------------------------------------------------

                                      $687,492      $747,842       $297,427      $(855,054)     $ 877,707
----------------------------------------------------------------------------------------------------------

Liabilities and Member's Equity
Current liabilities:
   Short term borrowings              $     --       $ 9,974       $ 13,240      $      --       $ 23,214
   Current maturities                    2,000            --             --             --          2,000
    of long-term debt
   Accounts payable                         --        43,226         27,483             --         70,709
   Other payables and
    accrued liabilities                 10,739        41,630         56,470             --        108,839
----------------------------------------------------------------------------------------------------------

Total current liabilities               12,739        94,830         97,193             --        204,762
Long-term debt                         402,000            --             --             --        402,000
Deferred revenue                            --            --         78,284             --         78,284
Due to subsidiaries                    119,293       507,395        110,393       (737,081)            --
Other noncurrent liabilities               100        60,589         15,592             --         76,281
----------------------------------------------------------------------------------------------------------

Total liabilities                      534,132       662,814        301,462       (737,081)       762,252
----------------------------------------------------------------------------------------------------------

Member's equity:
   Holders' equity                     168,209        92,888         20,598       (117,973)       163,722
   Accumulated deficit                 (14,849)       (5,801)       (22,114)            --        (42,764)
   Accumulated other
    comprehensive income                    --        (2,059)        (2,519)            --         (4,578)
----------------------------------------------------------------------------------------------------------

Total member's equity                  153,360        85,028         (4,035)      (117,973)       115,455
----------------------------------------------------------------------------------------------------------

                                      $687,492      $747,842       $297,427      $(855,054)     $ 877,707
----------------------------------------------------------------------------------------------------------

                               GROVE WORLDWIDE LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6)  Supplemental Condensed Combined Financial Information (continued)

Condensed Consolidating Statement of Operations and Comprehensive Income for the three months ended April 3, 1999 (restated)

-----------------------------------------------------------------------------------------------------------------------
                                                  Grove
                                              Worldwide    Subsidiary           Other                     Consolidated
                                                    LLC    Guarantors    subsidiaries    Eliminations           totals
-----------------------------------------------------------------------------------------------------------------------
Net sales                                      $     --      $143,527        $ 72,437       $ (29,920)       $ 186,044
Cost of goods sold                                   --       117,347          60,226         (29,920)         147,653
-----------------------------------------------------------------------------------------------------------------------

Gross profit                                         --        26,180          12,211              --           38,391

Selling, engineering, general and
   administrative expenses                        4,515        17,072           9,944              --           31,531
-----------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                    (4,515)        9,108           2,267              --            6,860

Interest expense                                  9,387        10,006           1,941         (11,063)          10,271
Other income (expense), net                      10,502         1,209             279         (11,063)             927
-----------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                (3,400)          311             605              --           (2,484)

Income taxes                                         --           233           1,655              --            1,888
-----------------------------------------------------------------------------------------------------------------------

Net income (loss)                                (3,400)           78          (1,050)             --           (4,372)

Change in foreign currency
   translation adjustment                            --            --          (7,151)             --           (7,151)
-----------------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)                    $ (3,400)       $   78        $ (8,201)      $      --        $ (11,523)
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
--------------------------------------------------------------------------------------------------------

                               GROVE WORLDWIDE LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(6)  Supplemental Condensed Combined Financial Information (continued)

Condensed Consolidating Statement of Operations and Comprehensive Income for the six months ended April 3, 1999 (restated)

-----------------------------------------------------------------------------------------------------------------------
                                                  Grove
                                              Worldwide    Subsidiary           Other                     Consolidated
                                                    LLC    Guarantors    subsidiaries    Eliminations           totals
-----------------------------------------------------------------------------------------------------------------------
Net sales                                      $     --      $253,030       $ 148,506       $ (51,167)       $ 350,369
Cost of goods sold                                   --       208,219         127,843         (51,167)         284,895
-----------------------------------------------------------------------------------------------------------------------

Gross profit                                         --        44,811          20,663              --           65,474

Selling, engineering, general and
   administrative expenses                        8,339        33,080          21,630              --           63,049
-----------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                    (8,339)       11,731            (967)             --            2,425

Interest expense                                 19,054        19,902           3,960         (22,178)          20,738
Other income (expense), net                      21,481         2,433             603         (22,178)           2,339
-----------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                (5,912)       (5,738)         (4,324)             --          (15,974)

Income taxes                                         --           310           2,511              --            2,821
-----------------------------------------------------------------------------------------------------------------------

Net income (loss)                                (5,912)       (6,048)         (6,835)             --          (18,795)

Change in foreign currency
   translation adjustment                            --            --          (9,860)             --           (9,860)
-----------------------------------------------------------------------------------------------------------------------

Comprehensive income (loss)                    $ (5,912)     $ (6,048)      $ (16,695)      $      --        $ (28,655)
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
---------------------------------------------------------------------------------

(7)   Restatement

      Selling, engineering, general and administrative expenses for the three and six months ended April 3, 1999 have been restated for a non-recurring $925 gain resulting from the remeasurement of the Company's pension obligation as a result of employee terminations during the second quarter of fiscal 1999. This gain was previously included in the Company's fourth quarter results for fiscal 1999. Management believes the gain is more appropriately recognized in the second quarter of fiscal 1999. The effect of the restatement was to decrease the net loss for the three and six months ended April 3, 1999 and increase the net loss for the three months ended October 2, 1999. The adjustment has no effect on the audited results for fiscal 1999.

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

The results of operations for the three and six months ended April 3, 1999 have been restated. See note 7 to the condensed consolidated financial statements.

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

      Selling, engineering, general and administrative expenses for the second quarter of 1999 were $31.5 million (restated) compared to $32.4 million for the second quarter of 1998. Selling, engineering, general and administrative expenses included approximately $1.8 million of consulting costs which were offset by reductions from cost saving programs. Also, selling, engineering, general and administrative expenses increased as a percentage of net sales to 16.9% (restated) in 1999 from 16.1% in 1998. This increase was primarily associated with the reduced sales volume offset by cost saving programs initiated by Grove Worldwide LLC.

      Income from operations decreased $1.7 million to $6.9 million (restated) for the second quarter of 1999 from $8.6 million in the second quarter of 1998 primarily due to the reduction in sales volume discussed above.

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

      Selling, engineering, general and administrative expenses for the twenty-six week period ended April 3, 1999 were $63.0 million (restated) compared to $66.7 million for the twenty-six week period ended March 28, 1998. This decrease was primarily associated with reductions from cost saving programs offset by increased consulting costs of approximately $3.8 million. Also, selling, engineering, general and administrative expenses increased as a percentage of net sales to 18.0% (restated) in 1999 from 16.4% in 1998. This increase was primarily associated with the reduced sales volume offset by cost saving programs initiated by Grove Worldwide LLC.

      Income from operations decreased to $2.4 million (restated) for the twenty-six week period ended April 3, 1999 from $17.9 million in the twenty-six week period ended March 28, 1998 primarily due to the reasons discussed above.

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


                                                 GROVE WORLDWIDE LLC

Date:   May 16, 2000
                                              By: /s/ Stephen L. Cripe
                                                 ---------------------------
                                                 Stephen L. Cripe
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (Principal Financial Officer)