Form 10-Q/A
period 1999-07-03
GROVE WORLDWIDE LLC
filed 2000-05-16
CIK 1064526

10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   -----------

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

        Item 3. Quantitative and  Qualitative Disclosures About Market
                Risk........................................................ 20

Part II. Other Information.................................................. 21

         Exhibit List....................................................... 21

         Signatures......................................................... 22

The results of operations for the nine months ended July 3, 1999 have been restated. See Note 7 to the Condensed Consolidated Financial Statements.

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                               GROVE WORLDWIDE LLC
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
          AND COMPREHENSIVE INCOME (LOSS) (unaudited and in thousands)

                                                                                                       Predecessor
                                                                                                -------------------------
                                                 9 Week          13 Week         39 Week         4 Week          30 Week
                                                 Period          Period          Period          Period          Period
                                                  Ended           Ended           Ended           Ended           Ended
                                                ---------       ---------       ---------       ---------       ---------
                                                 June 27,         July 3,         July 3,       April 28,       April 28,
                                                   1998            1999            1999            1998            1998
                                                ---------       ---------       ---------       ---------       ---------
                                                                                (restated)
Net Sales                                       $ 154,780       $ 207,364       $ 557,733       $  70,297       $ 476,200

Cost of Goods Sold                                122,063         168,259         453,154          56,000         377,337

Write-Off of amount assigned to
   inventory in excess of historical
   costs resulting from purchase
   accounting adjustments                          10,000              --              --              --              --
-------------------------------------------------------------------------------------------------------------------------

Gross Profit                                       22,717          39,105         104,579          14,297          98,863

Selling, Engineering, General and
Administrative Expenses                            24,503          31,772          94,822          12,364          79,041
-------------------------------------------------------------------------------------------------------------------------

Income (Loss) from Operations                      (1,786)          7,333           9,757           1,933          19,822

Interest and Debt Issuance Expense                  7,365          10,048          30,786             569           2,437

Other Income (Expense), net                         2,865             697           3,036          (4,440)         (6,039)
-------------------------------------------------------------------------------------------------------------------------

Income (Loss) before provision
for Income Taxes                                   (6,286)         (2,018)        (17,993)         (3,076)         11,346

Provision for Income Taxes                            423           1,895           4,716             567          11,741
-------------------------------------------------------------------------------------------------------------------------

Net Income (Loss)                                  (6,709)         (3,913)        (22,709)         (3,643)           (395)

Foreign Currency Translation                       (2,043)         (4,151)        (14,005)         (5,582)         (5,647)
-------------------------------------------------------------------------------------------------------------------------

Comprehensive Income (Loss)                     $  (8,752)      $  (8,064)      $ (36,714)      $  (9,225)      $  (6,042)
=========================================================================================================================

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                               GROVE WORLDWIDE LLC
       CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited and in thousands)

                                                       July 3,        October 3,
                                                        1999            1998
                                                      ---------       ---------
                                                      (restated)

ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                          $   9,967       $  34,289
   Trade receivables, net                               129,583         129,833
   Due from Hanson PLC                                       --          10,500
   Notes receivable                                         167           5,887
   Inventories                                          214,998         207,248
   Other current assets                                   9,580           8,893
-------------------------------------------------------------------------------
          Total current assets                          364,295         396,650

Property, plant and equipment, net                      216,641         207,175
Goodwill, net                                           276,324         288,499
Other non-current assets                                 16,620          18,024
-------------------------------------------------------------------------------

TOTAL ASSETS                                          $ 873,880       $ 910,348
===============================================================================

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
   Short-term borrowings                              $  14,514       $  15,027
   Current maturities of long-term debt                  12,000           7,000
   Trade accounts payable                                77,941          79,470
   Other payables and accrued liabilities               102,422         104,951
-------------------------------------------------------------------------------
          Total current liabilites                      206,877         206,448

Long-term debt, less current maturities                 401,000         408,000
Deferred revenue                                         79,967          67,306
Other non-current liabilities                            77,490          82,733
-------------------------------------------------------------------------------
          Total liabilities                             765,334         764,487
-------------------------------------------------------------------------------

Member's equity:
   Member's equity                                      163,959         164,560
   Accumulated deficit                                  (46,690)        (23,981)
   Accumulated other comprehensive income (loss)         (8,723)          5,282
-------------------------------------------------------------------------------
          Total member's equity                         108,546         145,861
-------------------------------------------------------------------------------
TOTAL LIABILITIES AND MEMBER'S EQUITY                 $ 873,880       $ 910,348
===============================================================================

    The accompanying notes are an integral part of the condensed consolidated financial statements.

                               GROVE WORLDWIDE LLC
  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited and in thousands)

                                                                                                   Predecessor
                                                                                                   -----------
                                                                                                     30 Week
                                                                           39 Week   9 Week Period   Period
                                                                        Period Ended     Ended        Ended
                                                                        --------------------------------------
                                                                           July 3,      June 27,     April 28,
                                                                            1999          1998         1998
                                                                        --------------------------------------
                                                                        (restated)
OPERATING ACTIVITIES:
   Net income (loss)                                                      $(22,709)    $  (6,709)    $   (395)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used for) operating activities:
      Depreciation and amortization                                         13,859         2,749       11,399
      Depreciation of equipment held for rent                               12,648         2,529        5,501
      Amortization of deferred financing cost                                1,296           301           --
      Write-off of amount assigned to inventory
          in purchase accounting                                                --        10,000           --
      Loss on sale of fixed assets                                              --            --        6,256
      Deferred tax expense                                                     125            11        2,358
      Notes receivable                                                          --            --       28,409
      Changes in operating assets and liabilities, net                      (7,045)      (30,498)      39,569
--------------------------------------------------------------------------------------------------------------

          Net cash provided by (used for) operating activities              (1,826)      (21,617)      93,097
--------------------------------------------------------------------------------------------------------------

INVESTING ACTIVITIES:
   Capital expenditures                                                     (6,088)       (1,945)     (19,521)
   Investment in equipment held for rent                                   (25,174)       (8,335)     (16,380)
   Acquisition of businesses from Hanson PLC, including
     transaction costs of $6,485, net of cash acquired of
     $9,242 and post-closing adjustment of $16,700                              --      (563,543)          --
    Cash received from Hanson PLC                                           10,500            --           --
   Other investing activities                                                  779            --        2,071
--------------------------------------------------------------------------------------------------------------

          Net cash used for investing activities                           (19,983)     (573,823)     (33,830)
--------------------------------------------------------------------------------------------------------------

FINANCING ACTIVITIES:
   Net proceeds (repayments) from short-term borrowings                       (513)            4        6,821
   Proceeds from issuance of long-term debt                                     --       450,200           --
   Proceeds from revolving line of credit                                   10,000            --           --
   Equity investment from Grove Investors LLC                                   --       168,209           --
   Deferred financing costs                                                     --       (12,674)          --
   Repayment of long-term debt                                             (12,000)           --           --
   Other financing activities                                                   --         1,125      (61,870)
--------------------------------------------------------------------------------------------------------------

          Net cash provided by (used for) financing activities              (2,513)      606,864      (55,049)
--------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                       (24,322)       11,424        4,218

Cash and Cash Equivalents at Beginning of Period                            34,289            --        5,024
--------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents at End of Period                                $  9,967     $  11,424     $  9,242
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

Condensed Consolidating Balance Sheet at July 3, 1999 (restated)

                                               Grove
                                             Worldwide    Subsidiary       Other                    Consolidated
                                                LLC       Guarantors   subsidiaries   Eliminations     Totals
----------------------------------------------------------------------------------------------------------------
ASSETS                                                                  (thousands)
CURRENT ASSETS:
   Cash and cash equivalents                 $   6,226     $     109     $   3,632     $      --     $   9,967
   Trade receivables, net                           --        63,368        66,215            --       129,583
   Notes receivable                                 --           167            --            --           167
   Inventories                                      --       141,301        73,697            --       214,998
   Other current assets                             --         3,850         5,730            --         9,580
----------------------------------------------------------------------------------------------------------------
       Total current assets                      6,226       208,795       149,274            --       364,295

Property, plant and equipment, net                  --       115,953       100,688            --       216,641
Goodwill, net                                       --       257,315        19,009            --       276,324
Investment and due from subsidiaries           673,297       155,417        28,690      (857,404)           --
Other non-current assets                        12,333         4,201            86            --        16,620
----------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                 $ 691,856     $ 741,681     $ 297,747     $(857,404)    $ 873,880
----------------------------------------------------------------------------------------------------------------

LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES
   Short-term borrowings                     $      --     $   2,572     $  11,942     $      --     $  14,514
   Current maturities of long-term debt         12,000            --            --            --        12,000
   Trade accounts payable                           --        43,694        34,247            --        77,941
   Other payables and accrued liabilities        4,986        46,631        50,805            --       102,422
----------------------------------------------------------------------------------------------------------------
       Total current liabilities                16,986        92,897        96,994            --       206,877

Long-term debt                                 401,000            --            --            --       401,000
Deferred revenue                                    --            --        79,967            --        79,967
Due to subsidiaries                            123,602       501,906       114,190      (739,698)           --
Other non-current liabilities                      100        62,240        15,150            --        77,490
----------------------------------------------------------------------------------------------------------------
   Total liabilities                           541,688       657,043       306,301      (739,698)      765,334

Member's equity
   Holder's equity                             168,209        92,892        20,564      (117,706)      163,959
   Accumulated deficit                         (18,041)       (6,195)      (22,454)           --       (46,690)
   Accumulated other comprehensive income           --        (2,059)       (6,664)           --        (8,723)
----------------------------------------------------------------------------------------------------------------
       Total member's equity                   150,168        84,638        (8,554)     (117,706)      108,546
----------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND MEMBER'S EQUITY        $ 691,856     $ 741,681     $ 297,747     $(857,404)    $ 873,880
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
=========================================================================================================================

                               GROVE WORLDWIDE LLC
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

6. SUPPLEMENTAL CONDENSED COMBINED FINANCIAL INFORMATION (continued)

Condensed Consolidating Statement of Operations and Comprehensive Income for the thirty-nine weeks ended July 3, 1999 (restated)

                                                       Grove
                                                     Worldwide    Subsidiary       Other                    Consolidated
                                                        LLC       Guarantors   subsidiaries   Eliminations     Totals
------------------------------------------------------------------------------------------------------------------------
                                                                                (thousands)
Net Sales                                            $      --     $ 405,141     $ 224,413     $ (71,821)    $ 557,733
Cost of goods sold                                          --       333,178       191,797       (71,821)      453,154
------------------------------------------------------------------------------------------------------------------------

Gross Profit                                                --        71,963        32,616            --       104,579
Selling, Engineering, general and administrative
   expenses                                             12,808        50,640        31,374            --        94,822
------------------------------------------------------------------------------------------------------------------------

Income (loss) from operations                          (12,808)       21,323         1,242            --         9,757
Interest and debt issuance expense                      28,247        29,903         5,825       (33,189)       30,786
Other income (expense), net                             31,952         3,937           335       (33,189)        3,036
------------------------------------------------------------------------------------------------------------------------

Income (loss) before provision for income taxes         (9,103)       (4,643)       (4,248)           --       (17,993)
Provision for Income taxes                                  --         1,791         2,925            --         4,716
------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                       (9,103)       (6,434)       (7,173)           --       (22,709)
Foreign currency translation                                --            --       (14,005)           --       (14,005)
------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                          $  (9,103)    $  (6,434)    $ (21,178)    $      --       (36,714)
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
===========================================================================================================================

7. Restatement

Selling, engineering, general and administrative expenses for the nine months ended July 3, 1999 have been restated for a non-recurring $925 gain resulting from the remeasurement of the Company's pension obligation as a result of employee terminations during the second quarter of fiscal 1999. This gain was previously included in the Company's fourth quarter results for fiscal 1999. Management believes the gain is more appropriately recognized in the second quarter of fiscal 1999. The effect of the restatement was to decrease the net loss for the nine months ended July 3, 1999 and to increase the net loss for the three months ended October 2, 1999. The adjustment has no effect on the audited results for fiscal 1998.

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

      The results of operations for the nine months ended July 3, 1999 have been restated. See Note 7 to the Condensed Consolidated Financial Statements.

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

      Selling, engineering, general and administrative expenses for the thirty-nine week period ended July 3, 1999 were $94.8 million (restated) compared to $103.5 million for the thirty-nine week period ended June 27, 1998. This decrease was primarily associated with reductions from our cost savings program, offset by increased consulting costs of approximately $5.4 million in 1999 as compared to $0.9 million of consulting costs in 1998. However, selling, engineering, general and administrative expenses increased as a percentage of net sales to 17.0% in 1999 from 16.4% (restated) in 1998. This increase was primarily attributable to the reduced unit sales offset by our cost savings program.

      Income from operations decreased to $9.8 million (restated) for the thirty-nine week period ended July 3, 1999 from $28.0 million in the thirty-nine week period ended June 27, 1998 after excluding the 1998 $10.0 million inventory charge discussed above. In addition, the reduced unit sales decreased income from operations.

      Interest and debt issuance expense increased to $30.8 (restated) million for the thirty-nine week period ended July 3, 1999 from $9.8 million for the thirty-nine week period ended June 27,1998. This increase was primarily due to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

the debt incurred to finance the Acquisition and the change in Grove Worldwide LLC's capital structure. See notes 1 and 2 to the condensed consolidated financial statements.

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