Form 10-Q
period 2000-04-01
GROVE WORLDWIDE LLC
filed 2000-05-16
CIK 1064526

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 1, 2000

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

                               GROVE WORLDWIDE LLC
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2000


                                                                                                                   PAGE
                                                                                                                   ----

                                     PART I

Item 1        Financial statements

                  Condensed Consolidated Balance Sheets as of October 2, 1999 and April 1, 2000......................1

                  Condensed Consolidated Statements of Operations for the three and six months ended April 3, 1999 and April 1, 20002..............................................2

                  Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended April 3, 1999 and April 1, 2000 ..............................................3

                  Condensed Consolidated Statements of Cash Flows for the six months ended April 3, 1999 and April 1, 2000 .............................................................4

                  Notes to Condensed Consolidated Financial
                  Statements.........................................................................................5

Item 2        Managements discussion and analysis of financial condition and results of operations..................15

Item 3        Quantitative and qualitative disclosures about market risk............................................20


                                     PART II

Item 1        Legal proceedings.....................................................................................21

Item 2        Changes in securities and use of proceeds.............................................................21

Item 3        Defaults upon senior notes............................................................................21

Item 4        Submission of matters to a vote of security holders...................................................21

Item 5        Other information.....................................................................................21

Item 6        Exhibits and reports on form 8-K......................................................................21


              Signatures............................................................................................22

The results of operations for the three and six months ended April 3, 1999 have been restated. See note 1 to the Condensed Consolidated Financial Statements and the Company's quarterly reports on form 10Q/A filed with the Securities and Exchange Commission on May 16, 2000.

Unless otherwise noted, the "Company" or "Grove" refers to Grove Worldwide LLC and its subsidiaries. The Company's fiscal year ends on the Saturday closest to the last day of September. References to the (i) three months ended April 3, 1999 means the period from January 3, 1999 to April 3, 1999; (ii) three months ended April 1, 2000 means the period from January 2, 2000 to April 1, 2000;
(iii) six months ended April 3, 1999 means the period from October 3, 1998 to April 3, 1999; and (iv) six months ended April 1, 2000 means the period from October 2, 1999 to April 1, 2000. References to historical financial information are to the historical combined and consolidated financial statements of the Company. See "Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

                                     PART I

ITEM 1.         FINANCIAL STATEMENTS

GROVE WORLDWIDE LLC AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of October 2, 1999 and April 1, 2000
(Unaudited and in thousands)


                                                                                               1999 *          2000
                                                                                             ------------   ------------
ASSETS
Current assets:
     Cash and cash equivalents                                                             $      16,864   $     14,075
     Trade receivables, net                                                                      142,271        124,558
     Notes receivable                                                                              5,425          4,625
     Inventories                                                                                 193,123        208,355
     Prepaid expenses and other current assets                                                     7,405         11,072
                                                                                             ------------   ------------
                Total current assets                                                             365,088        362,685
Property, plant and equipment, net                                                               213,731        205,622
Goodwill, net                                                                                    269,556        264,513
Other assets                                                                                      13,126         14,006
                                                                                             ------------   ------------
                                                                                           $     861,501   $     846,826
                                                                                             ============   ============
LIABILITIES AND MEMBER'S EQUITY
Current liabilities:
     Current maturities of long-term debt                                                  $      12,000   $      12,000
     Short-term borrowings                                                                        19,108         20,945
     Accounts payable                                                                             75,370         85,335
     Accrued expenses and other current liabilities                                               84,946   $     86,371
                                                                                             ------------   ------------
                Total current liabilities                                                        191,424        204,651
Deferred revenue                                                                                  74,368         73,274
Long-term debt                                                                                   401,000        400,000
Other liabilities                                                                                 90,141         92,609
                                                                                             ------------   ------------
                Total liabilities                                                                756,933        770,534
                                                                                             ------------   ------------
Member's equity:
     Invested capital                                                                            163,710        164,235
     Accumulated deficit                                                                        (49,477)       (71,413)
     Accumulated other comprehensive loss                                                        (9,665)       (16,530)
                                                                                             ------------   ------------
                Total member's equity                                                            104,568         76,292
                                                                                             ------------   ------------
                                                                                           $     861,501   $     846,826
                                                                                             ============   ============


See accompanying notes to condensed consolidated financial statements.
* Amounts have been derived from the Company's audited consolidated balance sheet

GROVE WORLDWIDE LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the three and six months ended April 3, 1999 and April 1, 2000 (unaudited and in thousands)


                                                        THREE MONTHS ENDED                SIX MONTHS ENDED
                                                      1999             2000            1999             2000
                                                  --------------   --------------  --------------   --------------
                                                   (Restated)                       (Restated)
Net sales                                          $    186,044     $    203,946    $    350,369     $    383,022
Cost of goods sold                                      147,653          168,341         284,895          317,543
                                                  --------------   --------------  --------------   --------------
     Gross profit                                        38,391           35,605          65,474           65,479

Selling, engineering, general
     and administrative expenses                         29,868           26,741          59,563           54,643
Amortization of goodwill                                  1,663            1,749           3,486            3,520
Restructuring charges                                        --              917              --            5,895
                                                  --------------   --------------  --------------   --------------
     Income from operations                               6,860            6,198           2,425            1,421

Interest expense, net                                    (9,331)         (11,273)        (18,345)         (21,214)
Other expense, net                                          (13)            (178)            (54)            (294)
                                                  --------------   --------------  --------------   --------------

     Loss before
         income taxes                                    (2,484)          (5,253)        (15,974)         (20,087)

Income taxes                                              1,888            1,689           2,821            2,151
                                                  --------------   --------------  --------------   --------------

     Loss before cumulative
         effect of change in
         accounting principle                            (4,372)          (6,942)        (18,795)         (22,238)

Cumulative effect of
     a change in accounting
     principle (note 6)                                      --               --              --              302
                                                  --------------   --------------  --------------   --------------

            Net loss                               $    (4,372)     $     (6,942)   $    (18,795)    $    (21,936)
                                                  ==============   ==============  ==============   ==============


See accompanying notes to condensed consolidated financial statements.

GROVE WORLDWIDE LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
For the three and six months ended April 3, 1999 and April 1, 2000 (unaudited and in thousands)


                                                       THREE MONTHS ENDED                SIX MONTHS ENDED
                                                      1999             2000            1999            2000

                                                  --------------   -------------   --------------  --------------
                                                   (Restated)                       (Restated)

Net loss                                           $   (4,372)      $  (6,942)      $  (18,795)     $ (21,936)

Unrealized net losses on cash flow
     hedges of forecasted foreign
     currency transactions                                 --          (1,248)              --         (1,248)

Change in foreign currency translation
     adjustment                                         (7,151)        (5,590)          (9,860)         (6,865)
                                                  --------------   -------------   --------------  --------------

                Comprehensive loss                 $   (11,523)     $ (13,780)      $  (28,655)     $   (30,049)
                                                  ==============   =============   ==============  ==============


See accompanying notes to condensed consolidated financial statements.

GROVE WORLDWIDE LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the six months ended April 3, 1999 and April 1, 2000
(unaudited and in thousands)

                                                                                     1999           2000
                                                                                 -------------  -------------
                                                                                  (Restated)
Cash flows from operating activities:
   Net loss                                                               $         (18,795) $      (21,936)
   Adjustments to reconcile to net loss to net
     cash provided by operating activities:
       Depreciation and amortization                                                  9,600           9,906
       Depreciation of equipment held for rent                                        8,681           6,850
       Amortization of deferred financing costs                                         864           1,053
       Loss on sales of property, plant
         and equipment                                                                   --              13
       Deferred income tax expense (benefit)                                             53            (245)
       Changes in operating assets and liabilities:
         Trade receivables, net                                                       6,473          10,609
         Notes receivable                                                             1,628             719
         Inventories                                                                (18,668)        (22,539)
         Trade accounts payable                                                       3,710          16,044
         Other assets and liabilities, net                                            7,493           8,161
                                                                                    -------         -------
         Net cash provided by operating activities                                    1,039           8,635
                                                                                    -------         -------

Cash flows from investing activities:
   Additions to property, plant and equipment                                        (4,080)         (2,821)
   Investment in equipment held for rent                                            (19,189)         (9,274)
   Proceeds from sale of property, plant and equipment                                  779              --
   Cash received from Hanson PLC                                                     10,500              --
                                                                                    -------         -------
         Net cash used in investing activities                                      (11,990)        (12,095)
                                                                                    -------         -------

Cash flows from financing activities:
   Net short-term borrowings                                                          8,187           1,779
   Repayments of long-term debt,net                                                 (11,000)         (1,000)
   Other                                                                               (838)             49
                                                                                    -------         -------
         Net cash (used in) provided by financing activities                         (3,651)            828
                                                                                    -------         -------

Effect of exchange rate changes on cash                                                (188)           (157)
                                                                                     -------         -------

         Net change in cash and cash equivalents                                    (14,790)         (2,789)

Cash and cash equivalents, beginning of period                                       34,289          16,864
                                                                                    -------         -------
Cash and cash equivalents, end of period                                   $         19,499  $       14,075
                                                                                    =======         =======


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

         Selling, engineering, general and administrative expenses for the three months ended April 3, 1999 have been restated for a non-recurring $925 gain resulting from the remeasurement of the Company's pension obligation as a result of employee terminations during the second quarter of fiscal 1999. This gain was previously included in the Company's fourth quarter results for fiscal 1999. Management believes the gain is more appropriately recognized in the second quarter of fiscal 1999. The effect of the restatement was to decrease the net loss for the three and six months ended April 3, 1999 and increase the net loss for the three months ended October 2, 1999. The restatement has no effect on the audited results for fiscal 1999.

         Interim results for the six month period ended April 1, 2000 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes for the year ended October 2, 1999.

    (2)  INVENTORY

         Inventories consist of the following as of October 2, 1999 and April 1, 2000:

                                             1999        2000
                                             ----        ----

Raw materials                             $ 61,340    $ 53,137

Work in process                             79,232      83,465

Finished goods                              52,551      71,753
                                          --------    --------
                                          $193,123    $208,355
                                          ========    ========


         Inventories are valued at the lower of cost or market, as determined primarily under the first-in, first-out method.

GROVE WORLDWIDE LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AND IN THOUSANDS)

--------------------------------------------------------------------------------

    (3)  INCOME TAXES

         A significant portion of the Company's business is operated as a limited liability company organized under the laws of Delaware. Accordingly, earnings of the Company's U.S. mobile hydraulic crane and aerial work platform businesses, as well as, earnings from its foreign subsidiaries will not be directly subject to U.S. income taxes. Such taxable income will be allocated to the equity holders of Investors and they will be responsible for U.S. income taxes on such taxable income. The Company intends to make distributions, in the form of dividends, to enable the equity holders of Investors to meet their tax obligations with respect to income allocated to them by the Company. No distributions were made for taxes in the year ended October 2, 1999 or the six months ended April 1, 2000.

         The difference between the Company's reported tax provision for the six months ended April 1, 2000 and the tax provision computed based on U.S. statutory rates is primarily attributed to the Company's structure as a limited liability company.

    (4)  RESTRUCTURING

         During the six months ended April 1, 2000, the Company adopted and executed two restructuring plans that resulted in the termination of approximately 210 employees principally in its US operations. In connection with the terminations, the Company accrued severance costs of $5,895. As of April 1, 2000, the Company has paid $2,343, and expects to pay the remainder of the accrual through October 2001 in accordance with separation agreements.

    (5)  ACCUMULATED OTHER COMPREHENSIVE LOSS

         Accumulated other comprehensive loss as of October 2, 1999 and April 1, 2000 consists of the following:

                                                                  1999           2000
                                                                  ----           ----
Foreign currency translation adjustment                          ($1,697)      ($7,314)

Unrealized net losses on cash flow
    hedges of foreign currency transactions                          --         (1,248)

Minimum pension liability                                         (7,968)       (7,968)
                                                                 -------      -------
                                                                 ($9,665)     ($16,530)
                                                                 =======      =======



    (6)  SEGMENT INFORMATION

         The Company is an international designer, manufacturer and marketer of a comprehensive line of mobile hydraulic cranes, aerial work platforms and truck-mounted cranes. The Company markets its products through three operating divisions; Grove Crane, Grove Manlift and National Crane. Grove Crane manufactures mobile hydraulic cranes in its Shady Grove, Pennsylvania and Wilhelmshaven, Germany manufacturing facilities. Grove Manlift manufactures aerial work platforms in its Shady Grove, Pennsylvania and Tonneins, France manufacturing facilities. National Crane manufactures truck-mounted cranes in its Waverly, Nebraska manufacturing facility. Information for each of the Company's operating division's follows:

GROVE WORLDWIDE LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AND IN THOUSANDS)

--------------------------------------------------------------------------------

                                                                                                        Corporate,
                                                        Grove            Grove            National     eliminations,
                                                        Crane           Manlift            Crane         and other           Total
                                                      ---------        ---------         ---------      ---------         ---------
         For the three months
            ended April 1, 2000
             Net sales                                $ 146,180        $  33,462         $  24,322     $     (18)        $ 203,946
             Depreciation and amortization                2,730              119               265         1,749             4,863
             Income (loss) from operations               10,650           (2,119)            2,720        (5,053)            6,198
             Capital expenditures                         1,142              183               175          --               1,500


         For the three months
            ended April 3, 1999
             Net sales                                $ 131,893        $  37,331         $  16,844     $     (24)        $ 186,044
             Depreciation and amortization                2,444               79               232         1,664             4,419
             Income (loss) from operations               14,655             (338)            1,813        (9,270)            6,860
             Capital expenditures                         2,889               19               222          --               3,130


         As of and for the six months
            ended April 1, 2000
             Net sales                                $ 272,002        $  67,370         $  43,642     $       8         $ 383,022
             Depreciation and amortization                5,655              201               530         3,520             9,906
             Income (loss) from operations               17,672           (4,191)            4,706       (16,766)            1,421
             Total assets                               440,518           85,186            38,967       282,155           846,826
             Capital expenditures                         2,186              271               364          --               2,821


         As of and for the six months
            ended April 3, 1999
             Net sales                                $ 247,244        $  70,973         $  32,200     $     (48)        $ 350,369
             Depreciation and amortization                5,485              467             3,487         9,600
                                                                                                                               161
             Income (loss) from operations               18,863           (1,893)            3,154       (17,699)            2,425

             Total assets                               491,162           50,635            41,636       294,286           877,719
             Capital expenditures                         3,490              173               417          --               4,080


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

GROVE WORLDWIDE LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AND IN THOUSANDS)

--------------------------------------------------------------------------------

    (7)  ADOPTION OF NEW ACCOUNTING STANDARDS

         On October 3, 1999, the Company adopted SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The net impact of adopting SFAS 133 of $302 was presented as the cumulative effect of a change in accounting principle in the condensed consolidated statements of operations. A summary of the Company's hedging strategies and outstanding derivative instruments are as follows:

         INTEREST RATE RISK

         The Company assesses interest rate cash flow risk by monitoring changes in interest rate exposure that may adversely impact expected future cash flows and by evaluating hedging opportunities. At April 1, 2000, the Company had approximately $177 million of variable rate borrowings under its bank credit facility. Management believes it prudent to limit the variability of its interest payments. To meet this objective, the Company has an interest rate collar arrangement with a multinational bank to limit its exposure to rising interest rates on $100 million of its variable rate bank borrowings. Under the agreement the Company will receive, on a $100 million notional amount, three-month LIBOR and pay 6.5% anytime LIBOR exceeds 6.5%, and will receive three-month LIBOR and pay 5.19% anytime LIBOR is below 5.19%. The contract does not require collateral.

         The estimated fair value (unrecognized gain) of the interest rate collar at October 3, 1999 and April 1, 2000 was $302 and $731, respectively. Management has concluded that the interest rate collar did not qualify as an effective hedge for accounting purposes as of October 3, 1999 and throughout the period ended April 1, 2000, as LIBOR was below the ceiling rate in the collar of 6.5%. Accordingly, the Company has recognized $429 as other income and $302 as the cumulative effect of a change in accounting principle in the condensed consolidated statement of operations for the six months ended April 1, 2000.

         FOREIGN CURRENCY RISK

         The Company has foreign operations in the U.K., France, Germany and Australia. Therefore its earnings, cash flows and financial position are exposed to foreign currency risk. In addition, the U.S. company regularly purchases mobile hydraulic cranes from its German factory to meet the demand of its U.S. customers. In order to protect profit margins the Company will purchase forward currency contracts and options to hedge future Deutsche mark payment obligations.

         At April 1, 2000 the Company had $37.6 million in outstanding forward contracts to purchase Deutsche marks with gross unrealized losses of $1.2 million. The contracts will settle at various dates through October 2000 and have been accounted for as cash flow hedges of forecasted foreign currency transactions under FAS 133. The unrealized loss has been included in the determination of other comprehensive income for the six months ended April 1, 2000. Such amounts will be realized in earnings upon completion of the forecasted transaction and sale of the related inventory.

         Currently the Company is not hedging any other foreign currency exposures but it may do so in the future.

GROVE WORLDWIDE LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AND IN THOUSANDS)

--------------------------------------------------------------------------------

    (8)  SUPPLEMENTAL CONDENSED COMBINED FINANCIAL INFORMATION

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

GROVE WORLDWIDE LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AND IN THOUSANDS)

--------------------------------------------------------------------------------

         CONDENSED CONSOLIDATING BALANCE SHEET AT APRIL 1, 2000

                                                                   Subsidiary          Other                           Consolidated
                                                  Company          guarantors       subsidiaries     Eliminations         totals
                                                  -------          ----------       ------------     ------------         ------
         ASSETS
         Current assets:
            Cash and cash equivalents           $   5,328         $   1,520         $   7,227         $    --           $  14,075
            Trade receivables, net                   --              44,403            80,155              --             124,558
            Notes receivable                         --               4,625              --                --               4,625
            Inventories                              --             134,962            73,393              --             208,355
            Prepaid expenses and
             other current assets                     731             3,247             7,094              --              11,072
                                                ---------         ---------         ---------         ---------         ---------
         Total current assets                       6,059           188,757           167,869              --             362,685
         Property, plant and
            equipment, net                           --             106,702            98,920              --             205,622
         Goodwill, net                               --             246,424            18,089              --             264,513
         Investment and due
            from subsidiaries                     685,843           230,133            23,968          (939,944)             --
         Other assets                              11,028             2,573               405              --              14,006
                                                ---------         ---------         ---------         ---------         ---------
                                                $ 702,930         $ 774,589         $ 309,251         $(939,944)        $ 846,826
                                                =========         =========         =========         =========         =========

         LIABILITIES AND MEMBER'S EQUITY
         Current liabilities:
            Current maturities                  $  12,000         $    --           $    --           $    --           $  12,000
             of long-term debt
            Short-term borrowings                    --              12,172             8,773              --              20,945
            Accounts payable                         --              41,282            44,053              --              85,335
            Accrued expenses and
             other current liabilities             10,011            34,047            42,313              --              86,371
                                                ---------         ---------         ---------         ---------         ---------
         Total current liabilities                 22,011            87,501            95,139              --             204,651

         Deferred revenue                            --                --              73,274              --              73,274
         Long-term debt                           400,000              --                --                --             400,000
         Due to subsidiaries                      185,390           519,995           121,339          (826,724)             --
         Other liabilities                            100            72,415            20,094              --              92,609
                                                ---------         ---------         ---------         ---------         ---------
         Total liabilities                        607,501           679,911           309,846          (826,724)          770,534
                                                ---------         ---------         ---------         ---------         ---------

         Member's equity:
            Invested capital                      164,235            92,892            20,328          (113,220)          164,235
            Accumulated deficit                   (53,524)            3,034           (20,923)             --             (71,413)
            Accumulated other
             comprehensive loss                   (15,282)           (1,248)             --                --             (16,530)
                                                ---------         ---------         ---------         ---------         ---------
         Total member's equity                     95,429            94,678              (595)         (113,220)           76,292
                                                ---------         ---------         ---------         ---------         ---------
                                                $ 702,930         $ 774,589         $ 309,251         $(939,944)        $ 846,826
                                                =========         =========         =========         =========         =========

GROVE WORLDWIDE LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AND IN THOUSANDS)

--------------------------------------------------------------------------------

         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED APRIL 3, 1999 (RESTATED)

                                                                 Subsidiary         Other                             Consolidated
                                                Company          guarantors      subsidiaries       Eliminations         totals
                                                -------          ----------      ------------       ------------         ------
         Net sales                             $    --           $ 143,527         $  72,437         $ (29,920)        $ 186,044
         Cost of goods sold                         --             117,347            60,226           (29,920)          147,653
                                               ---------         ---------         ---------         ---------         ---------
         Gross profit                               --              26,180            12,211              --              38,391

         Selling, engineering,
            general and
            administrative expenses                4,515            15,555             9,798              --              29,868
         Amortization of goodwill                   --               1,517               146              --               1,663
                                               ---------         ---------         ---------         ---------         ---------
         Income (loss)
            from operations                       (4,515)            9,108             2,267              --               6,860

         Interest income (expense), net            1,064            (8,797)           (1,598)             --              (9,331)
         Other income (expense), net                  51              --                 (64)             --                 (13)
                                               ---------         ---------         ---------         ---------         ---------
         Loss before income taxes                 (3,400)              311               605              --              (2,484)
         Income taxes                               --                 233             1,655              --               1,888
                                               ---------         ---------         ---------         ---------         ---------
         Net income (loss)                        (3,400)               78            (1,050)             --              (4,372)
         Other comprehensive income                 --                --              (7,151)             --              (7,151)
                                               ---------         ---------         ---------         ---------         ---------
         Comprehensive loss                    $  (3,400)        $      78         $  (8,201)        $    --           $ (11,523)
                                               =========         =========         =========         =========         =========


         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE THREE MONTHS ENDED APRIL 1, 2000


                                                                 Subsidiary           Other                           Consolidated
                                                Company          guarantors       subsidiaries       Eliminations        totals
                                                -------          ----------       ------------       ------------        ------
         Net sales                             $    --           $ 153,921         $  89,742         $ (39,717)        $ 203,946
         Cost of goods sold                         --             132,951            75,107           (39,717)          168,341
                                               ---------         ---------         ---------         ---------         ---------
         Gross profit                               --              20,970            14,635              --              35,605

         Selling, engineering,
            general and
            administrative expenses                4,633            12,095            10,013              --              26,741
         Amortization of goodwill                   --               1,436               313              --               1,749
         Restructuring charges                       917              --                --                --                 917
                                               ---------         ---------         ---------         ---------         ---------
         Income (loss)
            from operations                       (5,550)            7,439             4,309              --               6,198

         Interest income (expense), net             (762)           (8,770)           (1,741)             --             (11,273)
         Other income (expense), net                  58               235              (471)             --                (178)
                                               ---------         ---------         ---------         ---------         ---------
         Loss before income taxes                 (6,254)           (1,096)            2,097              --              (5,253)
         Income taxes                               --                 597             1,092              --               1,689
                                               ---------         ---------         ---------         ---------         ---------
         Net income (loss)                        (6,254)           (1,693)            1,005              --              (6,942)
         Other comprehensive loss                 (5,590)           (1,248)             --                --              (6,838)
                                               ---------         ---------         ---------         ---------         ---------
         Comprehensive income (loss)           $ (11,844)        $  (2,941)        $   1,005         $    --           $ (13,780)
                                               =========         =========         =========         =========         =========

GROVE WORLDWIDE LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AND IN THOUSANDS)

--------------------------------------------------------------------------------

         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE SIX MONTHS ENDED APRIL 3, 1999 (RESTATED)

                                                                Subsidiary          Other                             Consolidated
                                                 Company        guarantors      subsidiaries        Eliminations          totals
                                                 -------        ----------      ------------        ------------          ------
         Net sales                             $    --           $ 253,030         $ 148,506         $ (51,167)        $ 350,369
         Cost of goods sold                         --             208,219           127,843           (51,167)          284,895
                                               ---------         ---------         ---------         ---------         ---------
         Gross profit                               --              44,811            20,663              --              65,474

         Selling, engineering,
            general and
            administrative expenses                8,339            29,904            21,320              --              59,563
         Amortization of goodwill                   --               3,176               310              --               3,486
                                               ---------         ---------         ---------         ---------         ---------
         Income (loss)
            from operations                       (8,339)           11,731              (967)             --               2,425

         Interest income (expense), net            2,427           (17,469)           (3,316)             --             (18,358)
         Other income (expense), net                --                --                 (41)             --                 (41)
                                               ---------         ---------         ---------         ---------         ---------
         Loss before income taxes                 (5,912)           (5,738)           (4,324)             --             (15,974)
         Income taxes                               --                 310             2,511              --               2,821
                                               ---------         ---------         ---------         ---------         ---------
         Net loss                                 (5,912)           (6,048)           (6,835)             --             (18,795)
         Other comprehensive loss                 (9,860)             --                --                --              (9,860)
                                               ---------         ---------         ---------         ---------         ---------
         Comprehensive loss                    $ (15,772)        $  (6,048)        $  (6,835)        $    --           $ (28,655)
                                               =========         =========         =========         =========         =========


         CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS FOR THE SIX MONTHS ENDED APRIL 1, 2000

                                                                Subsidiary           Other                           Consolidated
                                                Company         guarantors        subsidiaries      Eliminations        totals
                                                -------         ----------        ------------      ------------        ------
         Net sales                             $    --           $ 290,060         $ 166,555         $ (73,593)        $ 383,022
         Cost of goods sold                         --             251,391           139,745           (73,593)          317,543
                                               ---------         ---------         ---------         ---------         ---------
         Gross profit                               --              38,669            26,810              --              65,479

         Selling, engineering,
            general and
            administrative expenses               11,674            23,226            19,743              --              54,643
         Amortization of goodwill                   --               2,904               616              --               3,520
         Restructuring charges                     5,895              --                --                --               5,895
                                               ---------         ---------         ---------         ---------         ---------
         Income (loss)
            from operations                      (17,569)           12,539             6,451              --               1,421
         Interest income (expense), net             (501)          (17,436)           (3,277)             --             (21,214)
         Other income (expense), net                 464               321            (1,079)             --                (294)
                                               ---------         ---------         ---------         ---------         ---------
         Loss before income taxes                (17,606)           (4,576)            2,095              --             (20,087)
         Income taxes                               --                 918             1,233              --               2,151
                                               ---------         ---------         ---------         ---------         ---------
         Loss before cumulative effect
            of change in accounting
            principle                            (17,606)           (5,494)              862              --             (22,238)
         Cumulative effect of a change
            in accounting principle                  302              --                --                --                 302
                                               ---------         ---------         ---------         ---------         ---------
         Net income (loss)                       (17,304)           (5,494)              862              --             (21,936)
         Other comprehensive loss                 (6,865)           (1,248)             --                --              (8,113)
                                               ---------         ---------         ---------         ---------         ---------
         Comprehensive income (loss)           $ (24,169)        $  (6,742)        $     862         $    --           $ (30,049)
                                               =========         =========         =========         =========         =========

GROVE WORLDWIDE LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AND IN THOUSANDS)

--------------------------------------------------------------------------------

         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED APRIL 3, 1999

                                                              Subsidiary       Other        Consolidated
                                                 Company      guarantors    subsidiaries       totals
                                                 -------      ----------    ------------       ------
         OPERATING ACTIVITIES
         Net cash provided by (used in)
            operating activities                 $  1,966         $(20,262)        $ 19,335         $  1,039
                                                 --------         --------         --------         --------
         INVESTING ACTIVITIES

         Capital expenditures                        --             (3,270)            (810)          (4,080)
         Investment in equipment
            held for rent                            --               --            (19,189)         (19,189)
         Proceeds from sales of equipment            --                779             --                779
         Cash received from Hanson PLC               --             10,500             --             10,500
                                                 --------         --------         --------         --------
         Net cash (used in) provided by
            investing activities                     --              8,009          (19,999)         (11,990)
                                                 --------         --------         --------         --------
         FINANCING ACTIVITIES
         Net proceeds from
            short-term borrowings                    --              8,187             --              8,187
         Repayment of
            long-term debt                        (11,000)            --               --            (11,000)
         Other                                       (838)            --               --               (838)
                                                 --------         --------         --------         --------
         Net cash (used in) provided by
            financing activities                  (11,838)           8,187             --             (3,651)
                                                 --------         --------         --------         --------
         Effect of exchange rate
            changes on cash                          --               --               (188)            (188)
                                                 --------         --------         --------         --------
         Net change in cash
            and cash equivalents                   (9,872)          (4,066)            (852)         (14,790)
         Cash and cash equivalents,
            beginning of period                    16,376            6,052           11,861           34,289
                                                 --------         --------         --------         --------
         Cash and cash equivalents,
            end of period                        $  6,504         $  1,986         $ 11,009         $ 19,499
                                                 ========         ========         ========         ========

GROVE WORLDWIDE LLC AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED AND IN THOUSANDS)

--------------------------------------------------------------------------------

         CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED APRIL 1, 2000

                                                               Subsidiary         Other        Consolidated
                                                Company        guarantors      subsidiaries       Totals
         OPERATING ACTIVITIES
         Net cash provided by (used in)
            operating activities               $ (2,388)        $ (1,332)        $ 12,355         $  8,635
                                               --------         --------         --------         --------
         INVESTING ACTIVITIES
         Capital expenditures                      --             (1,357)          (1,464)          (2,821)
         Investment in equipment
            held for rent                          --               --             (9,274)          (9,274)
                                               --------         --------         --------         --------
         Net cash used in
            investing activities                   --             (1,357)         (10,738)         (12,095)
                                               --------         --------         --------         --------
         FINANCING ACTIVITIES
         Net proceeds from
            short-term borrowings                  --               --              1,779            1,779
         Repayments of
            long-term debt                       (1,000)            --               --             (1,000)
         Other                                       49             --               --                 49
                                               --------         --------         --------         --------
         Net cash (used in) provided by
            financing activities                   (951)            --              1,779              828
                                               --------         --------         --------         --------
         Effect of exchange rate
            changes on cash                        --               --               (157)            (157)
                                               --------         --------         --------         --------
         Net change in cash
            and cash equivalents                 (3,339)          (2,689)           3,239           (2,789)
         Cash and cash equivalents,
            beginning of period                   8,667            4,209            3,988           16,864
                                               --------         --------         --------         --------
         Cash and cash equivalents,
            end of period                      $  5,328         $  1,520         $  7,227         $ 14,075
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

The results of operations for the three and six months ended April 3, 1999 have been restated. See note 1 to the Condensed Consolidated Financial Statements and the Company's quarterly reports on form 10Q/A filed with the Securities and Exchange Commission on May 16, 2000.

The following is a summary of net sales for the periods indicated (dollars in millions).



                                             THREE MONTHS ENDED                       SIX MONTHS ENDED
                                         ----------------------------            --------------------------
                                         April 3,            April 1,            April 3,          April 1,
                                             1999                2000                1999              2000
                                             ----                ----                ----              ----
New equipment sold                         $143.2              $150.2              $270.8            $293.3
After-market                                 26.3                22.1                47.9              43.3
Other                                        16.5                31.6                31.7              46.4
                                           ------              ------              ------            ------
Net sales                                  $186.0              $203.9              $350.4            $383.0
                                           ======              ======              ======            ======


RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 1, 2000 (THE "FISCAL 2000 THREE MONTHS") COMPARED TO THE THREE MONTHS ENDED APRIL 3, 1999 (THE "FISCAL 1999 THREE MONTHS")

NET SALES. Net sales increased $17.9 million, or 9.6%, to $203.9 million for the fiscal 2000 three months from $186.0 million for the fiscal 1999 three months. The increase in net sales is principally the result of increased new equipment unit sales.

Net sales for the Grove Crane division increased $14.3 million, or 10.8%, to $146.2 million for the fiscal 2000 three months from $131.9 million for the fiscal 1999 three months. The increase in net sales is the result of higher unit sales. Net sales increased to both North American and European customers.

Net sales for the Grove Manlift division decreased $3.8 million, or 10.1%, to $33.5 million for the fiscal 2000 three months from $37.3 million in the fiscal 1999 three months. The decrease was primarily a result of lower unit sales in North America.

Net sales for the National Crane division increased $7.5 million, or 44.6%, to $24.3 million for the fiscal 2000 three months from $16.8 million for the fiscal 1999 three months. Net sales increased as the result of higher unit sales and increased demand for higher priced models.

After-market sales decreased $4.2 million, or 16.0%, to $22.1 million in the fiscal 2000 three months from $26.3 million in the fiscal 1999 three months. Net sales decreased in both the North American and European markets.

Other sales increased by $15.1 million to $31.6 million in the fiscal 2000 three months from $16.5 million in the fiscal 1999 three months. The increase was primarily due to higher government and used equipment sales volumes.

GROSS PROFIT. Gross profit decreased $2.8 million, or 7.3%, to $35.6 million in the fiscal 2000 three months from $38.4 million in the fiscal 1999 three months. The decrease in gross profit was attributable primarily to a change in sales mix and lower Manlift pricing. Gross profit as a percent of sales decreased to 17.5% in the fiscal 2000 three months from 20.6% in the fiscal 1999 three months primarily as the result of lower Manlift prices. The fiscal 1999 three months operations were adversely impacted by costs associated with the start-up of the Company's management information system in the US and inefficiencies at the Company's Sunderland, U.K. manufacturing facility prior to its closure in December, 1999.

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, engineering, general and administrative expenses ("SG&A") decreased $3.2 million, or 10.7%, to $26.7 million in the fiscal 2000 three months from $29.9 million (restated) in the fiscal 1999 three months. Cost reductions in the US facility contributed $0.8 million to the decline. The strength of the dollar against the German mark resulted in a $0.6 million decline in reported SG&A for the fiscal 2000 three months. SG&A for the fiscal 1999 three months includes approximately $1.8 million of consulting fees paid to the George Group in connection with the Company's operational improvement program and a $0.9 million non-recurring gain related to the remeasurement of the Company's pension obligations following a restructuring of the US workforce in the second quarter of fiscal 1999. As a percentage of net sales, SG&A was 13.1% in the fiscal 2000 three months and 16.1% (restated) in the fiscal 1999 three months.

RESTRUCTURING CHARGES. In March 2000, the Company adopted and executed a second restructuring plan that resulted in the termination of approximately 30 employees principally in its US operations. In connection with the terminations, the Company accrued severance costs of $0.9 million. The terminations were primarily general and administrative personnel.

INTEREST EXPENSE. Interest expense increased $1.9 million to $11.3 million for the fiscal 2000 three months from $9.3 million in the fiscal 1999 three months primarily as the result of higher borrowings on the Company's line of credit and higher rates on those borrowings.

BACKLOG. The Company's backlog consists of firm orders for new equipment and replacement parts. Total backlog as of as of April 1, 2000 was approximately $227.1 million compared with total backlog as of April 3, 1999 of approximately $212.9 million. Substantially all of the Company's backlog orders are expected to be filled within one year, although there can be no assurance that all such backlog orders will be filled within that time period. Parts orders are generally filled on an as-ordered basis.

SIX MONTHS ENDED APRIL 1, 2000 (THE "FISCAL 2000 SIX MONTHS") COMPARED TO THE SIX MONTHS ENDED APRIL 3, 1999 (THE "FISCAL 1999 SIX MONTHS")

NET SALES. Net sales increased $32.6 million, or 9.3%, to $383.0 million for the fiscal 2000 six months from $350.4 million for the fiscal 1999 six months. The increase in net sales is principally the result of increased new equipment unit sales.

Net sales for the Grove Crane division increased $24.8 million, or 10.0%, to $272.0 million for the fiscal 2000 six months from $247.2 million for the fiscal 1999 six months. The increase in net sales is the result of higher unit sales. Net sales increased to both North American and European customers.

Net sales for the Grove Manlift division decreased $3.6 million, or 5.1%, to $67.4 million for the fiscal 2000 six months from $71.0 million in the fiscal 1999 six months. The decrease was a result of lower units sales in North America partially offset by higher unit sales in Europe.

Net sales for the National Crane division increased $11.4 million, or 35.4%, to $43.6 million for the fiscal 2000 six months from $32.2 million for the fiscal 1999 six months. Net sales increased as the result of higher unit sales and increased demand for higher priced models.

After-market sales decreased $4.6 million, or 9.6%, to $43.3 million in the fiscal 2000 six months from $47.9 million in the fiscal 1999 six months predominantly due to a decline in parts and service sales in Europe.

Other sales increased by $14.7 million to $46.4 million in the fiscal 2000 three months from $31.7 million in the fiscal 1999 three months. The increase was primarily due to higher government and used equipment sales volumes.

GROSS PROFIT. Gross profit in the fiscal 2000 three months remained unchanged from $65.5 million in the fiscal 1999 six months. The increased unit volumes were offset by lower Manlift prices. As a percent of sales, gross profit decreased to 17.1% in the fiscal 2000 six months from 18.7% in the fiscal 1999 three months. The decrease was primarily due to lower Manlift prices. The fiscal 1999 six months operations were adversely impacted by costs associated with the start-up of the Company's management information system in the US and inefficiencies at the Company's Sunderland, U.K. manufacturing facility prior to its closure in December, 1999.

SELLING, ENGINEERING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, engineering, general and administrative expenses ("SG&A") decreased $5.0 million, or 8.3%, to $54.6 million in the fiscal 2000 six months from $59.6 million (restated) in the fiscal 1999 six months. The savings were primarily attributable to cost reductions at the U.S. facility. The strength of the US dollar against the German mark contributed $1.8 million to the decline in reported SG&A. Included in SG&A are approximately $0.9 million and $3.8 million of consulting fees, for the fiscal 2000 and fiscal 1999 six months, respectively, paid to the George Group in connection with the Company's operational improvement program. In addition, the fiscal 1999 six months includes a $0.9 million non-recurring gain related to remeasurement of the Company's pension obligation following a restructuring of the US workforce in the second quarter of fiscal 1999. As a percentage of net sales, SG&A was 14.3% in the fiscal 2000 six months and 17.0% (restated) in the fiscal 1999 six months.

RESTRUCTURING CHARGES. During the six months ended April 1, 2000, the Company adopted and executed two restructuring plans that resulted in the termination of approximately 210 employees principally in its US operations. In connection with the terminations, the Company accrued severance costs of $5.9 million, of which $2.3 million has been paid. The terminations were primarily general and administrative personnel.

INTEREST EXPENSE. Interest expense increased $2.9 million to $21.2 million for the fiscal 2000 three months from $18.3 million in the fiscal 1999 six months primarily as the result of higher borrowings on the Company's line of credit and higher rates on those borrowings.

LIQUIDITY AND CAPITAL RESOURCES

The Company's business is working capital-intensive, requiring significant investments in receivables and inventory. In addition, the Company requires capital for replacement and improvements of existing plant, equipment and processes. During the six months ended April 1, 2000, the Company generated approximately $8.6 million of cash in operating activities through a net reduction of $4.8 million in working capital assets.

During the fiscal 2000 six months the Company made $1.0 million of payments on its bank loan and obtained $1.8 million from short-term borrowings. Capital expenditures were $2.8 million for the fiscal 2000 six months and are expected to be approximately $13.0 million for fiscal 2000.

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

As of April 1, 2000, $177,000 of the Company's long-term debt, which is outstanding under its bank term facility, bears interest at LIBOR plus 3.5% (9.63%). In addition the Company has $225,000 of Senior Subordinated Notes outstanding bearing interest at a fixed rate of 9.25%.

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

Movement in foreign currency exchange rates creates risk to the Company's operations to the extent of sales made and costs incurred in foreign currencies. The major foreign currencies, among others, in which the Company does business, are the British pound sterling, German mark and French franc. In addition, changes in currency exchange rates can affect the competitiveness of the Company's products and could result in management reconsidering pricing strategies to maintain market share. Specifically, the Company is most sensitive to changes in the German mark relative to the dollar. During the past three fiscal years, currency fluctuations have not had a significant impact on the Company's results of operations.

On October 3, 1999, the Company adopted SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities measured at fair value. The impact of adoption was accounted for as the cumulative effect of a change in accounting principle. See note 7 to the condensed consolidated financial statements.

In order to manage currency risk, the Company's practice is to contract for purchases and sales of goods and services in the functional currency of the Company's subsidiary executing the transaction. To the extent purchases or sales are in currencies other than the functional currency of the subsidiary, the Company will generally purchase forward contracts to hedge firm purchase and sales commitments. As of April 1, 2000, the Company was party to fourteen such contracts with an aggregate value of $37.6 million. These forward contracts mature at various dates through October 2000. The Company has not taken any action at this time to hedge its net investment in foreign subsidiaries but may do so in the future.

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

          Not applicable

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.



Exhibit No.                  Description of Exhibit
27.1*                        Financial Data Schedule.


---------------
*        Filed Herewith.

(b)      Reports on Form 8-K


Date of  report              Item Reported

February 11, 2000            Item 5. (Strategic Alliance between Grove and Skyjack)


                                   SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                   GROVE WORLDWIDE LLC

DATE: MAY 16, 2000                 BY   /s/ Stephen L. Cripe
                                     -----------------------
                                   STEPHEN L. CRIPE
                                   CHIEF FINANCIAL OFFICER
                                   (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)