Form 10-Q
period 2000-07-01
GROVE WORLDWIDE LLC
filed 2000-08-15
CIK 1064526

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended July 1, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                      ----

Indicate by check mark whether the registrant (1) has filed all the reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. Yes |X| No |_|

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

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

                               Grove Worldwide LLC
                     Index to Quarterly Report on Form 10-Q
                   For the Quarterly Period Ended July 1, 2000

                                                                            Page
                                                                            ----

                                     Part I

Item 1  Financial statements
            Condensed Consolidated Balance Sheets as of
            October 2, 1999 and July 1, 2000.................................1

            Condensed Consolidated Statements of Operations for
            the three and nine months ended July 3, 1999 and
            July 1, 2000.....................................................2

            Condensed Consolidated Statements of Comprehensive Loss
            for the three and nine months ended July 3, 1999 and
            July 1, 2000.....................................................3

            Condensed Consolidated Statements of Cash Flows for the
            nine months ended July 3, 1999 and July 1, 2000..................4

            Notes to Condensed Consolidated Financial
            Statements.......................................................5


Item 2  Management's discussion and analysis of financial condition and results of operations............................................15

Item 3  Quantitative and qualitative disclosures about market risk...........20

                                     Part II

Item 1  Legal proceedings....................................................21

Item 2  Changes in securities................................................21

Item 3  Defaults upon senior securities......................................21

Item 4  Submission of matters to a vote of security holders..................21

Item 5  Other information....................................................21

Item 6  Exhibits and reports on form 8-K.....................................21


        Signatures...........................................................22

The results of operations for the nine months ended July 3, 1999 have been restated. See note 1 to the Condensed Consolidated Financial Statements and the Company's quarterly reports on form 10Q/A filed with the Securities and Exchange Commission on May 16, 2000.

Unless otherwise noted, the "Company" or "Grove" refers to Grove Worldwide LLC and its subsidiaries. The Company's fiscal year ends on the Saturday closest to the last day of September. References to the (i) three months ended July 3, 1999 means the period from April 4, 1999 to July 3, 1999; (ii) three months ended July 1, 2000 means the period from April 2, 2000 to July 1, 2000; (iii) nine months ended July 3, 1999 means the period from October 3, 1998 to July 3, 1999; and (iv) nine months ended July 1, 2000 means the period from October 2, 1999 to July 1, 2000. References to historical financial information are to the historical combined and consolidated financial statements of the Company. See "Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations."

No separate financial statements of the subsidiary guarantors (as defined) and Grove Capital, Inc. ("Grove Capital") are included herein. The Company considers that such financial statements would not be material to investors because: (i) this report does include, in the notes to the consolidated financial statements of the Company, supplemental financial information, setting forth on a consolidated basis, balance sheets, statements of operations and cash flows information for the subsidiary guarantors, the subsidiaries of the Company that are not guarantors (the "non-guarantor subsidiaries") and the Company; and (ii) the above-mentioned note provides sufficient detail to allow investors to determine the nature of the assets held by, and the operations and cash flows of the subsidiary guarantors and Grove Capital.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions of future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "anticipates," "expects," "estimates," "intends," "plans," "projects," and "outlook") are not historical facts and may be forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, cost savings, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, cost savings, performance or achievements expressed or implied by such forward-looking statements, and accordingly, such statements should be read in conjunction with and are qualified in their entirety by reference to, such risks, uncertainties and other factors, which are discussed throughout this report. Such factors include, among others, the following: (i) substantial leverage, ability to service debt, and compliance with financial covenants in the Company's Bank Credit Agreement; (ii) changing market trends in the mobile hydraulic crane, aerial work platform and truck-mounted crane industries; (iii) general economic and business conditions including a prolonged or substantial recession; (iv) the ability of the Company to implement its business strategy and maintain and enhance its competitive strengths; (v) the ability of the Company to implement operational improvements; (vi) the ability of the Company to obtain financing for general corporate purposes; (vii) competition; (viii) availability of key personnel; (ix) industry overcapacity; and (x) changes in, or the failure to comply with, government regulations. As a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity and achievements, and neither the Company nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. Any forward-looking statements contained herein speak solely as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements were made or to reflect the occurrence of unanticipated events.

                                     PART I

Item 1. Financial Statements

GROVE WORLDWIDE LLC AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
As of October 2, 1999 and July 1, 2000
(Unaudited and in thousands)

                                                           1999 *        2000
                                                         ---------    ---------
Assets
Current assets:
    Cash and cash equivalents                            $  16,864    $     745
    Trade receivables, net                                 142,271      127,115
    Notes receivable                                         5,425        4,590
    Inventories                                            193,123      228,772
    Prepaid expenses and other current assets                7,405        9,850
                                                         ---------    ---------

             Total current assets                          365,088      371,072

Property, plant and equipment, net                         213,731      180,029
Goodwill, net                                              269,556      259,943
Other assets                                                13,126       13,695
                                                         ---------    ---------

                                                         $ 861,501    $ 824,739
                                                         =========    =========

Liabilities and Member's Equity
Current liabilities:
    Current maturities of long-term debt                 $  12,000    $  22,000
    Short-term borrowings                                   19,108       22,635
    Accounts payable                                        75,370       84,674
    Accrued expenses and other current liabilities          84,946       90,676
                                                         ---------    ---------

             Total current liabilities                     191,424      219,985

Deferred revenue                                            74,368       50,633
Long-term debt                                             401,000      399,000
Other liabilities                                           90,141       89,081
                                                         ---------    ---------

             Total liabilities                             756,933      758,699
                                                         ---------    ---------

Member's equity:
    Invested capital                                       163,710      164,262
    Accumulated deficit                                    (49,477)     (76,916)
    Accumulated other comprehensive loss                    (9,665)     (21,306)
                                                         ---------    ---------

             Total member's equity                         104,568       66,040
                                                         ---------    ---------

                                                         $ 861,501    $ 824,739
                                                         =========    =========

See accompanying notes to condensed consolidated financial statements.

* Amounts have been derived from the Company's audited consolidated balance sheet.

GROVE WORLDWIDE LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the three and nine months ended July 3, 1999 and July 1, 2000
(unaudited and in thousands)

                                     Three Months Ended        Nine Months Ended
                                     1999         2000         1999         2000
                                   ---------    ---------    ---------    ---------
                                                             (Restated)
Net sales                          $ 207,364    $ 223,662    $ 557,733    $ 606,684
Cost of goods sold                   168,259      186,231      453,154      503,774
                                   ---------    ---------    ---------    ---------

     Gross profit                     39,105       37,431      104,579      102,910

Selling, engineering, general
     and administrative expenses      30,109       27,664       89,673       82,307
Amortization of goodwill               1,663        1,766        5,149        5,286
Restructuring charges                     --           --           --        5,895
                                   ---------    ---------    ---------    ---------

     Income from operations            7,333        8,001        9,757        9,422

Interest expense, net                 (9,033)     (11,122)     (27,378)     (32,336)
Other expense, net                      (318)        (523)        (372)        (817)
                                   ---------    ---------    ---------    ---------

     Loss before
         income taxes                 (2,018)      (3,644)     (17,993)     (23,731)

Income taxes                           1,895        1,859        4,716        4,010
                                   ---------    ---------    ---------    ---------

     Loss before cumulative
         effect of change in
         accounting principle         (3,913)      (5,503)     (22,709)     (27,741)

Cumulative effect of
     a change in accounting
     principle (note 7)                   --           --           --          302
                                   ---------    ---------    ---------    ---------

            Net loss               $  (3,913)   $  (5,503)   $ (22,709)   $ (27,439)
                                   =========    =========    =========    =========

See accompanying notes to condensed consolidated financial statements.

GROVE WORLDWIDE LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
For the three and nine months ended July 3, 1999 and July 1, 2000
(unaudited and in thousands)

                                           Three Months Ended       Nine Months Ended
                                            1999        2000        1999        2000
                                          --------    --------    --------    --------
                                                                 (Restated)
Net loss                                  $ (3,913)   $ (5,503)   $(22,709)   $(27,439)

Unrealized net gain (loss) on cash flow
     hedges of forecasted foreign
     currency transactions                      --         560          --        (688)

Change in foreign currency translation
     adjustment                             (4,151)     (3,639)    (14,005)    (10,953)
                                          --------    --------    --------    --------

                Comprehensive loss        $ (8,064)   $ (8,582)   $(36,714)   $(39,080)
                                          ========    ========    ========    ========

See accompanying notes to condensed consolidated financial statements.

GROVE WORLDWIDE LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the nine months ended July 3, 1999 and July 1, 2000
(unaudited and in thousands)

                                                                 1999        2000
                                                               --------    --------
                                                              (Restated)
Cash flows from operating activities:
   Net loss                                                    $(22,709)   $(27,439)
   Adjustments to reconcile to net loss to net
     cash provided by operating activities:
       Depreciation and amortization                             13,859      14,781
       Depreciation of equipment held for rent                   12,648      10,275
       Amortization of deferred financing costs                   1,296       1,485
       Loss on sales of property, plant
         and equipment                                               --          13
       Deferred income tax expense (benefit)                        125        (305)
       Changes in operating assets and liabilities:
         Trade receivables, net                                  (7,893)      6,834
         Notes receivable                                         5,719         754
         Inventories                                            (18,200)    (43,474)
         Trade accounts payable                                  12,404      15,644
         Other assets and liabilities, net                        1,139       5,998
                                                               --------    --------
         Net cash used in operating activities                   (1,612)    (15,434)
                                                               --------    --------

Cash flows from investing activities:
   Additions to property, plant and equipment                    (6,088)     (5,842)
   Investment in equipment held for rent                        (25,174)     (6,060)
   Proceeds from sale of property, plant and equipment              779          --
   Cash received from Hanson PLC                                 10,500          --
                                                               --------    --------
         Net cash used in investing activities                  (19,983)    (11,902)
                                                               --------    --------

Cash flows from financing activities:
   Net short-term borrowings                                       (513)      3,472
   Repayments of long-term debt,net                              (2,000)      8,000
   Other                                                             --          27
                                                               --------    --------
         Net cash (used in) provided by financing activities     (2,513)     11,499
                                                               --------    --------

Effect of exchange rate changes on cash                            (214)       (282)
                                                               --------    --------

         Net change in cash and cash equivalents                (24,322)    (16,119)

Cash and cash equivalents, beginning of period                   34,289      16,864
                                                               --------    --------

Cash and cash equivalents, end of period                       $  9,967    $    745
                                                               ========    ========

See accompanying notes to condensed consolidated financial statements.

GROVE WORLDWIDE LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands)

================================================================================

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

            Selling, engineering, general and administrative expenses for the nine months ended July 3, 1999 have been restated for a non-recurring $925 gain resulting from the remeasurement of the Company's pension obligation as a result of employee terminations during the second quarter of fiscal 1999. This gain was previously included in the Company's fourth quarter results for fiscal 1999. Management believes the gain is more appropriately recognized in the second quarter of fiscal 1999. The effect of the restatement was to decrease the net loss for the nine months ended July 3, 1999 and increase the net loss for the three months ended October 2, 1999. The restatement has no effect on the full year results for fiscal 1999.

            Interim results for the nine month period ended July 1, 2000 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes for the year ended October 2, 1999.

      (2)   Inventory

            Inventories consist of the following as of October 2, 1999 and July 1, 2000:

                                                             1999           2000
                                                             ----           ----
            Raw materials                                $ 61,340       $ 65,408
            Work in process                                79,232         89,453
            Finished goods                                 52,551         73,911
                                                         --------       --------
                                                         $193,123       $228,772
                                                         ========       ========

            Inventories are valued at the lower of cost or market, as determined primarily under the first-in, first-out method.

GROVE WORLDWIDE LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands)

================================================================================

      (3)   Income Taxes

            A significant portion of the Company's business is operated as a limited liability company organized under the laws of Delaware. Accordingly, earnings of the Company's U.S. mobile hydraulic crane and aerial work platform businesses, as well as, earnings from its foreign subsidiaries will not be directly subject to U.S. income taxes. Such taxable income will be allocated to the equity holders of Investors and they will be responsible for U.S. income taxes on such taxable income. The Company intends to make distributions, in the form of dividends, to enable the equity holders of Investors to meet their tax obligations with respect to income allocated to them by the Company. No distributions were made for taxes in the year ended October 2, 1999 or the nine months ended July 1, 2000.

            The difference between the Company's reported tax provision for the nine months ended July 1, 2000 and the tax provision computed based on U.S. statutory rates is primarily attributed to the Company's structure as a limited liability company.

      (4)   Restructuring

            During the nine months ended July 1, 2000, the Company adopted and executed two restructuring plans that resulted in the termination of approximately 210 employees principally in its US operations. In connection with the terminations, the Company accrued severance costs of $5,895. As of July 1, 2000, the Company has paid $3,282, and expects to pay the remainder of the accrual through October 2001 in accordance with separation agreements.

      (5)   Accumulated Other Comprehensive Loss

            Accumulated other comprehensive loss as of October 2, 1999 and July 1, 2000 consists of the following:

                                                           1999          2000
                                                           ----          ----
            Foreign currency translation adjustment ($ 1,697) ($12,650) Unrealized net losses on cash flow
              hedges of foreign currency transactions          --      (    688)
            Minimum pension liability                    (  7,968)     (  7,968)
                                                         --------      --------
                                                         ($ 9,685)     ($21,306)
                                                         ========      ========
      (6)   Segment Information

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

GROVE WORLDWIDE LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands)

================================================================================

                                                                                                 Corporate,
                                                           Grove        Grove       National    eliminations,
                                                           Crane       Manlift        Crane       and other      Total
                                                           -----       -------        -----       ---------      -----
            For the three months
               ended July 1, 2000
                Net sales                                $ 155,376    $  41,926     $  26,370    $     (10)    $ 223,662
                Depreciation and amortization                2,275          107           221        2,272         4,875
                Income (loss) from operations               14,723       (4,227)        4,288       (6,783)        8,001
                Capital expenditures                         2,858          112            53           --         3,023

            For the three months
               ended July 3, 1999
                Net sales                                $ 135,490    $  47,916     $  24,219    $    (261)    $ 207,364
                Depreciation and amortization                2,275          107           221        1,623         4,226
                Income (loss) from operations               10,419        2,059         4,199       (9,344)        7,333
                Capital expenditures                         1,733           38           234           --         2,005

            As of and for the nine months
               ended July 1, 2000
                Net sales                                $ 427,378    $ 109,296     $  70,012    $      (2)    $ 606,684
                Depreciation and amortization                8,369          332           792        5,288        14,781
                Income (loss) from operations               32,774       (8,597)        8,994      (23,749)        9,422
                Total assets                               430,535       80,187        41,182      272,835       824,739
                Capital expenditures                         5,043          382           417           --         5,842

            As of and for the nine months
               ended July 3, 1999
                Net sales                                $ 382,734    $ 118,889     $  56,419    $    (309)    $ 557,733
                Depreciation and amortization                7,760          268           688        5,143        13,859
                Income (loss) from operations               29,282          166         7,353      (27,044)        9,757
                Total assets                               475,141       61,360        43,247      294,132       873,880
                Capital expenditures                         5,302          135           651           --         6,088

            Corporate, eliminations and other consist principally of corporate expenses, including the restructuring charge, and assets, goodwill and intercompany eliminations. Depreciation and amortization excludes depreciation of equipment held for rent.

GROVE WORLDWIDE LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands)

================================================================================

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

            Interest Rate Risk

            The Company assesses interest rate cash flow risk by monitoring changes in interest rate exposure that may adversely impact expected future cash flows and by evaluating hedging opportunities. At July 1, 2000, the Company had approximately $196 million of variable rate borrowings under its bank credit facility. Management believes it prudent to limit the variability of its interest payments. To meet this objective, the Company has an interest rate collar arrangement with a multinational bank to limit its exposure to rising interest rates on $100 million of its variable rate bank borrowings. Under the agreement the Company will receive, on a $100 million notional amount, three-month LIBOR and pay 6.5% anytime LIBOR exceeds 6.5%, and will receive three-month LIBOR and pay 5.19% anytime LIBOR is below 5.19%. The contract does not require collateral.

            The estimated fair value (unrecognized gain) of the interest rate collar at October 3, 1999 and July 1, 2000 was $302 and $671, respectively. Management has concluded that the interest rate collar did not qualify as an effective hedge for accounting purposes as of October 3, 1999 and July 1, 2000. Accordingly, the Company has recognized $369 as other income and $302 as the cumulative effect of a change in accounting principle in the condensed consolidated statement of operations for the nine months ended July 1, 2000.

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

            At July 1, 2000 the Company had $26.1 million in outstanding forward contracts to purchase Deutsche marks with gross unrealized losses of $0.7 million. The contracts will settle at various dates through November 2000 and have been accounted for as cash flow hedges of forecasted foreign currency transactions under FAS 133. The unrealized loss has been included in the determination of other comprehensive loss for the nine months ended July 1, 2000. Such amounts will be realized in earnings upon completion of the forecasted transaction and sale of the related inventory.

            Currently the Company is not hedging any other foreign currency exposures but it may do so in the future.

GROVE WORLDWIDE LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands)

================================================================================

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

GROVE WORLDWIDE LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands)

================================================================================

      Condensed Consolidating Balance Sheet at July 1, 2000

                                                                   Subsidiary        Other                        Consolidated
                                                     Company       guarantors    subsidiaries    Eliminations        totals
                                                     -------       ----------    ------------    ------------        ------
      Assets
      Current assets:
         Cash and cash equivalents                  $   1,500       $  (6,175)      $   5,420       $      --       $     745
         Trade receivables, net                            --          48,174          78,941              --         127,115
         Notes receivable                                  --           4,590              --              --           4,590
         Inventories                                       --         138,110          90,662              --         228,772
         Prepaid expenses and
          other current assets                            731           3,908           5,211              --           9,850
                                                    ---------       ---------       ---------       ---------       ---------
      Total current assets                              2,231         188,607         180,234              --         371,072
      Property, plant and
         equipment, net                                    --         105,924          74,105              --         180,029
      Goodwill, net                                        --         244,946          14,997              --         259,943
      Investment and due
         from subsidiaries                            681,402         233,356          36,521        (951,279)             --
      Other assets                                     10,595           2,702             398              --          13,695
                                                    ---------       ---------       ---------       ---------       ---------
                                                    $ 694,228       $ 775,535       $ 306,255       $(951,279)      $ 824,739
                                                    =========       =========       =========       =========       =========

      Liabilities and Member's Equity
      Current liabilities:
         Current maturities                         $  22,000       $      --       $      --       $      --       $  22,000
          of long-term debt
         Short-term borrowings                             --           5,552          17,083              --          22,635
         Accounts payable                                  --          42,284          42,390              --          84,674
         Accrued expenses and
          other current liabilities                     2,557          36,083          52,036              --          90,676
                                                    ---------       ---------       ---------       ---------       ---------
      Total current liabilities                        24,557          83,919         111,509              --         219,985
      Deferred revenue                                     --              --          50,633              --          50,633
      Long-term debt                                  399,000              --              --              --         399,000
      Due to subsidiaries                             171,355         515,973         150,315        (837,643)             --
      Other liabilities                                   100          74,845          14,136              --          89,081
                                                    ---------       ---------       ---------       ---------       ---------
      Total liabilities                               595,012         674,737         326,593        (837,643)        758,699
                                                    ---------       ---------       ---------       ---------       ---------

      Member's equity:
         Invested capital                             164,262          92,892          20,744        (113,636)        164,262
         Accumulated deficit                          (65,046)          8,594         (20,464)             --         (76,916)
         Accumulated other
          comprehensive loss                               --            (688)        (20,618)             --         (21,306)
                                                    ---------       ---------       ---------       ---------       ---------
      Total member's equity                            99,216         100,798         (20,338)       (113,636)         66,040
                                                    ---------       ---------       ---------       ---------       ---------

                                                    $ 694,228       $ 775,535       $ 306,255       $(951,279)      $ 824,739
                                                    =========       =========       =========       =========       =========

GROVE WORLDWIDE LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands)

================================================================================

       Condensed Consolidating Statement of Operations and Comprehensive Loss for the three months ended July 3, 1999

                                                                   Subsidiary         Other                        Consolidated
                                                     Company       guarantors     subsidiaries     Eliminations       totals
                                                     -------       ----------     ------------     ------------       ------
      Net sales                                     $      --       $ 152,111       $  75,907       $ (20,654)      $ 207,364
      Cost of goods sold                                   --         124,959          63,954         (20,654)        168,259
                                                    ---------       ---------       ---------       ---------       ---------
      Gross profit                                         --          27,152          11,953              --          39,105

      Selling, engineering,
         general and
         administrative expenses                        4,468          16,038           9,603              --          30,109
      Amortization of goodwill                             --           1,522             141              --           1,663
                                                    ---------       ---------       ---------       ---------       ---------
      Income (loss)
         from operations                               (4,468)          9,592           2,209              --           7,333

      Interest income (expense), net                    1,271          (8,683)         (1,621)             --          (9,033)
      Other income (expense), net                           8             186            (512)             --            (318)
                                                    ---------       ---------       ---------       ---------       ---------
      Loss before income taxes                         (3,189)          1,095              76              --          (2,018)
      Income taxes                                         --           1,481             414              --           1,895
                                                    ---------       ---------       ---------       ---------       ---------
      Net loss                                         (3,189)           (386)           (338)             --          (3,913)
      Other comprehensive loss                             --              --          (4,151)             --          (4,151)
                                                    ---------       ---------       ---------       ---------       ---------
      Comprehensive loss                            $  (3,189)      $    (386)      $  (4,489)      $      --       $  (8,064)
                                                    =========       =========       =========       =========       =========

      Condensed Consolidating Statement of Operations and Comprehensive Loss for the three months ended July 1, 2000

                                                                   Subsidiary         Other                        Consolidated
                                                     Company       guarantors     subsidiaries     Eliminations       totals
                                                     -------       ----------     ------------     ------------       ------
      Net sales                                     $      --       $ 159,492       $  97,935       $ (33,765)      $ 223,662
      Cost of goods sold                                   --         136,501          83,495         (33,765)        186,231
                                                    ---------       ---------       ---------       ---------       ---------
      Gross profit                                         --          22,991          14,440              --          37,431

      Selling, engineering,
         general and
         administrative expenses                        6,336           9,970          11,358              --          27,664
      Amortization of goodwill                             --           1,478             288              --           1,766
      Restructuring charges                                --              --              --              --              --
                                                    ---------       ---------       ---------       ---------       ---------
      Income (loss)
         from operations                               (6,336)         11,543           2,794              --           8,001

      Interest income (expense), net                    4,446         (10,198)         (5,370)             --         (11,122)
      Other income (expense), net                          --            (764)            241              --            (523)
                                                    ---------       ---------       ---------       ---------       ---------
      Loss before income taxes                         (1,890)            581          (2,335)             --          (3,644)
      Income taxes                                         --             694           1,165              --           1,859
                                                    ---------       ---------       ---------       ---------       ---------
      Net loss                                         (1,890)           (113)         (3,500)             --          (5,503)
      Other comprehensive loss                             --             560          (3,639)             --          (3,079)
                                                    ---------       ---------       ---------       ---------       ---------
      Comprehensive loss                            $  (1,890)      $     447       $  (7,139)      $      --       $  (8,582)
                                                    =========       =========       =========       =========       =========

GROVE WORLDWIDE LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands)

================================================================================

      Condensed Consolidating Statement of Operations and Comprehensive Loss for the nine months ended July 3, 1999 (Restated)

                                                                   Subsidiary         Other                        Consolidated
                                                     Company       guarantors     subsidiaries     Eliminations       totals
                                                     -------       ----------     ------------     ------------       ------
      Net sales                                     $      --       $ 405,141       $ 224,413       $ (71,821)      $ 557,733
      Cost of goods sold                                   --         333,178         191,797         (71,821)        453,154
                                                    ---------       ---------       ---------       ---------       ---------
      Gross profit                                         --          71,963          32,616              --         104,579

      Selling, engineering,
         general and
         administrative expenses                       12,808          46,258          30,607              --          89,673
      Amortization of goodwill                             --           4,382             767              --           5,149
                                                    ---------       ---------       ---------       ---------       ---------
      Income (loss)
         from operations                              (12,808)         21,323           1,242              --           9,757

      Interest income (expense), net                    3,698         (26,139)         (4,937)             --         (27,378)
      Other income (expense), net                           7             174            (553)             --            (372)
                                                    ---------       ---------       ---------       ---------       ---------
      Loss before income taxes                         (9,103)         (4,642)         (4,248)             --         (17,993)
      Income taxes                                         --           1,791           2,925              --           4,716
                                                    ---------       ---------       ---------       ---------       ---------
      Net loss                                         (9,103)         (6,433)         (7,173)             --         (22,709)
      Other comprehensive loss                             --              --         (14,005)             --         (14,005)
                                                    ---------       ---------       ---------       ---------       ---------
      Comprehensive loss                            $  (9,103)      $  (6,433)      $ (21,178)      $      --       $ (36,714)
                                                    =========       =========       =========       =========       =========

      Condensed Consolidating Statement of Operations and Comprehensive Loss for the nine months ended July 1, 2000

                                                                   Subsidiary         Other                        Consolidated
                                                     Company       guarantors     subsidiaries     Eliminations       totals
                                                     -------       ----------     ------------     ------------       ------
      Net sales                                     $      --       $ 449,552       $ 264,490       $(107,358)      $ 606,684
      Cost of goods sold                                   --         387,892         223,240        (107,358)        503,774
                                                    ---------       ---------       ---------       ---------       ---------
      Gross profit                                         --          61,660          41,250              --         102,910

      Selling, engineering,
         general and
         administrative expenses                       18,010          33,196          31,101              --          82,307
      Amortization of goodwill                             --           4,382             904              --           5,286
      Restructuring charges                             5,895              --              --              --           5,895
                                                    ---------       ---------       ---------       ---------       ---------
      Income (loss)
         from operations                              (23,905)         24,082           9,245              --           9,422

      Interest income (expense), net                    3,980         (30,561)         (5,755)             --         (32,336)
      Other income (expense), net                         429           2,484          (3,730)             --            (817)
                                                    ---------       ---------       ---------       ---------       ---------
      Loss before income taxes                        (19,496)         (3,995)           (240)             --         (23,731)
      Income taxes                                         --           1,612           2,398              --           4,010
                                                    ---------       ---------       ---------       ---------       ---------
      Loss before cumulative effect
         of change in accounting
         principle                                    (19,496)         (5,607)         (2,638)             --         (27,741)
      Cumulative effect of a change
         in accounting principle                          302              --              --              --             302
                                                    ---------       ---------       ---------       ---------       ---------
      Net loss                                        (19,194)         (5,607)         (2,638)             --         (27,439)
      Other comprehensive loss                             --            (688)        (10,953)             --         (11,641)
                                                    ---------       ---------       ---------       ---------       ---------
      Comprehensive loss                            $ (19,194)      $  (6,295)      $ (13,591)      $      --       $ (39,080)
                                                    =========       =========       =========       =========       =========

GROVE WORLDWIDE LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands)

================================================================================

      Condensed Consolidating Statement of Cash Flows for the nine months ended July 3, 1999

                                                                                Subsidiary         Other           Consolidated
                                                               Company          guarantors      subsidiaries          totals
                                                               -------          ----------      ------------          ------
      Operating activities
      Net cash provided by (used in)
         operating activities                                  $(19,429)         $   (722)         $ 18,539          $ (1,826)
                                                               --------          --------          --------          --------
      Investing activities
      Capital expenditures                                           --            (5,007)           (1,081)           (6,088)
      Investment in equipment
         held for rent                                               --                --           (25,174)          (25,174)
      Proceeds from sales of equipment                              779                --                --               779
      Cash received from Hanson PLC                              10,500                --                --            10,500
                                                               --------          --------          --------          --------
      Net cash provided by
         investing activities                                    11,279            (5,007)          (26,255)          (19,983)
                                                               --------          --------          --------          --------
      Financing activities
      Net proceeds from
         short-term borrowings                                       --                --              (513)             (513)
      Repayment of
         long-term debt                                          (2,000)               --                --            (2,000)
      Other                                                          --                --                --                --
                                                               --------          --------          --------          --------
      Net cash (used in) provided by
         financing activities                                    (2,000)               --              (513)           (2,513)
                                                               --------          --------          --------          --------
      Effect of exchange rate
         changes on cash                                             --              (214)               --                --
                                                               --------          --------          --------          --------
      Net change in cash
         and cash equivalents                                   (10,150)           (5,943)           (8,229)          (24,322)
      Cash and cash equivalents,
         beginning of period                                     16,376             6,052            11,861            34,289
                                                               --------          --------          --------          --------
      Cash and cash equivalents,
         end of period                                         $  6,226          $    109          $  3,632          $  9,967
                                                               ========          ========          ========          ========

GROVE WORLDWIDE LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands)

================================================================================

      Condensed Consolidating Statement of Cash Flows for the nine months ended July 1, 2000

                                                                                Subsidiary         Other           Consolidated
                                                               Company          guarantors      subsidiaries          totals
                                                               -------          ----------      ------------          ------
      Operating activities
      Net cash provided by (used in)
         operating activities                                  $(15,194)         $ (6,600)         $  6,360          $(15,434)
                                                               --------          --------          --------          --------
      Investing activities
      Capital expenditures                                           --            (3,784)           (2,058)           (5,842)
      Investment in equipment
         held for rent                                               --                --            (6,060)           (6,060)
                                                               --------          --------          --------          --------
      Net cash used in
         investing activities                                        --            (3,784)           (8,118)          (11,902)
                                                               --------          --------          --------          --------
      Financing activities
      Net proceeds from
         short-term borrowings                                       --                --             3,472             3,472
      Repayments of
         long-term debt                                           8,000                --                --             8,000
      Other                                                          27                --                --                27
                                                               --------          --------          --------          --------
      Net cash provided by
         financing activities                                     8,027                --             3,472            11,499
                                                               --------          --------          --------          --------
      Effect of exchange rate
         changes on cash                                             --                --              (282)             (282)
                                                               --------          --------          --------          --------
      Net change in cash
         and cash equivalents                                    (7,167)          (10,384)            1,432           (16,119)

      Cash and cash equivalents,
         beginning of period                                      8,667             4,209             3,988            16,864
                                                               --------          --------          --------          --------
      Cash and cash equivalents,
         end of period                                         $  1,500          $ (6,175)         $  5,420          $    745
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

Operating results for the first three quarters of fiscal 2000 have not improved to the extent expected at the beginning of the fiscal year. This trend appears likely to continue during the fourth quarter. As a result, management believes it is likely that the Company will fail to meet certain financial covenants required by the Company's bank credit facility in the fourth quarter. In this event, the Company will be required to negotiate amendments to its loan agreement. Management has held preliminary discussions with its lenders and believes it should be able to obtain the required consents; however no assurance can be given that the Company will acquire such consents. In addition, while management cannot predict the outcome of these negotiations, an amended bank agreement could result in lower credit availability, higher fees, further covenant restrictions and requirements to dispose of certain assets.

Management continues to evaluate the recovery of its long-lived assets including goodwill. While it currently believes the Company can recover these amounts on an undiscounted cash flow basis, results of any credit agreement negotiations and any other actions which management may take to improve operating results could require a write-down of the value of certain long-lived assets through impairment charges.

The results of operations for the nine months ended July 3, 1999 have been restated. See note 1 to the Condensed Consolidated Financial Statements and the Company's quarterly reports on form 10Q/A filed with the Securities and Exchange Commission on May 16, 2000.

The following is a summary of net sales for the periods indicated (dollars in millions).

                                    Three months ended        Nine months ended
                                    ------------------        -----------------
                                    July 3,    July 1,        July 3,    July 1,
                                       1999       2000           1999       2000
                                       ----       ----           ----       ----
New equipment sold                  $ 164.1    $ 180.9        $ 434.9    $ 474.4
After-market                           23.3       22.2           71.2       65.4
Other                                  20.0       20.6           51.6       66.9
                                    -------    -------        -------    -------
Net sales                           $ 207.4    $ 223.7        $ 557.7    $ 606.7
                                    =======    =======        =======    =======

Results of Operations

Three months ended July 1, 2000 (the "fiscal 2000 three months") compared to the three months ended July 3, 1999 (the "fiscal 1999 three months")

Net Sales. Net sales increased $16.3 million, or 7.9%, to $223.7 million for the fiscal 2000 three months from $207.4 million for the fiscal 1999 three months. The increase in net sales is principally the result of increased Crane unit sales partially offset by lower Manlift unit sales.

Net sales for the Grove Crane division increased $19.9 million, or 14.7%, to $155.4 million for the fiscal 2000 three months from $135.5 million for the fiscal 1999 three months. The increase in net sales is primarily the result of higher unit sales. Net sales increased to both North American and European customers.

Net sales for the Grove Manlift division decreased $6.0 million, or 12.5%, to $41.9 million for the fiscal 2000 three months from $47.9 million in the fiscal 1999 three months. The decrease was primarily a result of lower unit sales and decreased pricing in North America and Europe.

Net sales for the National Crane division increased $2.2 million, or 8.9%, to $26.4 million for the fiscal 2000 three months from $24.2 million for the fiscal 1999 three months. Net sales increased as the result of higher unit sales and increased demand for higher priced models.

After-market sales decreased $1.1 million, or 4.7%, to $22.2 million in the fiscal 2000 three months from $23.3 million in the fiscal 1999 three months. Net sales decreased in both the North American and European markets.

Other sales increased by $0.6 million to $20.6 million in the fiscal 2000 three months from $20.0 million in the fiscal 1999 three months. The increase was primarily due to higher government and used equipment sales volumes.

Gross Profit. Gross profit decreased $1.7 million, or 4.3%, to $37.4 million in the fiscal 2000 three months from $39.1 million in the fiscal 1999 three months. The decrease in gross profit was attributable primarily to a decline in Manlift volumes and pricing and manufacturing inefficiencies in the Company's US operation partially offset by stronger Crane margins. The manufacturing inefficiencies were caused, in part, by a failed attempt by a labor union to organize US employees. The Crane margin increase is a result of stronger unit volumes partially offset by softer parts volumes. Gross profit as a percent of sales decreased to 16.7% in the fiscal 2000 three months from 18.9% in the fiscal 1999 three months primarily as the result of lower Manlift prices.

Selling, Engineering, General and Administrative Expenses. Selling, engineering, general and administrative expenses ("SG&A") decreased $2.4 million, or 8.1%, to $27.7 million in the fiscal 2000 three months from $30.1 million in the fiscal 1999 three months. The strength of the dollar against the German mark resulted in a $0.8 million decline in reported SG&A for the fiscal 2000 three months. SG&A for the fiscal 1999 three months includes approximately $1.6 million of consulting fees paid to the George Group in connection with the Company's operational improvement program. As a percentage of net sales, SG&A was 12.4% in the fiscal 2000 three months and 14.5% in the fiscal 1999 three months.

Interest expense. Interest expense increased $2.1 million to $11.1 million for the fiscal 2000 three months from $9.0 million in the fiscal 1999 three months primarily as the result of higher borrowings on the Company's line of credit and higher rates on those borrowings.

Backlog. The Company's backlog consists of firm orders for new equipment and replacement parts. Total backlog as of July 1, 2000 was approximately $172.7 million compared with total backlog as of July 3, 1999 of approximately $225.8 million. Substantially all of the Company's backlog orders are expected to be filled within one year, although there can be no assurance that all such backlog orders will be filled within that time period. Parts orders are generally filled on an as-ordered basis.

Nine months ended July 1, 2000 (the "fiscal 2000 nine months") compared to the nine months ended July 3, 1999 (the "fiscal 1999 nine months")

Net Sales. Net sales increased $49.0 million, or 8.8%, to $606.7 million for the fiscal 2000 nine months from $557.7 million for the fiscal 1999 nine months. The increase in net sales is principally the result of increased new equipment unit sales.

Net sales for the Grove Crane division increased $44.7 million, or 11.7%, to $427.4 million for the fiscal 2000 nine months from $382.7 million for the fiscal 1999 nine months. The increase in net sales is primarily the result of higher unit sales. Net sales increased to both North American and European customers.

Net sales for the Grove Manlift division decreased $9.6 million, or 8.1%, to $109.3 million for the fiscal 2000 nine months from $118.9 million in the fiscal 1999 nine months. The decrease was a result of lower units sales in North America and decreased pricing partially offset by higher unit sales in Europe.

Net sales for the National Crane division increased $13.6 million, or 24.1%, to $70.0 million for the fiscal 2000 nine months from $56.4 million for the fiscal 1999 nine months. Net sales increased as the result of higher unit sales and increased demand for higher priced models.

After-market sales decreased $5.8 million, or 8.1%, to $65.4 million in the fiscal 2000 nine months from $71.2 million in the fiscal 1999 nine months predominantly due to a decline in parts and service sales in Europe.

Other sales increased by $15.3 million to $66.9 million in the fiscal 2000 nine months from $51.6 million in the fiscal 1999 nine months. The increase was primarily due to higher government and used equipment sales volumes.

Gross Profit. Gross profit decreased $1.7 million, or 1.6%, to $102.9 million in the fiscal 2000 nine months from $104.6 million in the fiscal 1999 nine months. The decrease in gross profit was attributable primarily to a decline in Manlift volumes and pricing and manufacturing inefficiencies in the Company's US operation partially offset by stronger Crane margins. The manufacturing inefficiencies were caused, in part, by a failed attempt by a labor union to organize US employees. The Crane margin increase is a result of stronger unit volumes partially offset by softer parts volumes. Gross profit as a percent of sales decreased to 17.0% in the fiscal 2000 nine months from 18.8% in the fiscal 1999 nine months primarily as the result of lower Manlift pricing.

Selling, Engineering, General and Administrative Expenses. Selling, engineering, general and administrative expenses ("SG&A") decreased $7.4 million, or 8.2%, to $82.3 million in the fiscal 2000 nine months from $89.7 million (restated) in the fiscal 1999 nine months. Cost reductions in the US facility contributed $0.8 million to the decline. The strength of the US dollar against the German mark contributed $2.1 million to the decline in reported SG&A. Included in SG&A are approximately $0.9 million and $5.4 million of consulting fees, for the fiscal 2000 and fiscal 1999 nine months, respectively, paid to the George Group in connection with the Company's operational improvement program. In addition, the fiscal 1999 nine months includes a $0.9 million non-recurring gain related to remeasurement of the Company's pension obligation following a restructuring of the US workforce in the second quarter of fiscal 1999. As a percentage of net sales, SG&A was 13.6% in the fiscal 2000 nine months and 16.1% (restated) in the fiscal 1999 nine months.

Restructuring charges. During the nine months ended July 1, 2000, the Company adopted and executed two restructuring plans that resulted in the termination of approximately 210 employees principally in its US operations. In connection with the terminations, the Company accrued severance costs of $5.9 million, of which $3.3 million has been paid. The terminations were primarily general and administrative personnel.

Interest expense. Interest expense increased $4.9 million to $32.3 million for the fiscal 2000 nine months from $27.4 million in the fiscal 1999 nine months primarily as the result of higher borrowings on the Company's line of credit and higher rates on those borrowings.

Liquidity and Capital Resources

The Company's business is working capital-intensive, requiring significant investments in receivables and inventory. In addition, the Company requires capital for replacement and improvements of existing plant, equipment and processes. During the nine months ended July 1, 2000, the Company used approximately $15.4 million of cash in operating activities through a net increase of $20.2 million in working capital assets.

During the fiscal 2000 nine months the Company made $2.0 million of payments on its term loan, borrowed $10.0 million of the revolving line of credit and obtained $3.5 million from short-term borrowings. Capital expenditures were $5.8 million for the fiscal 2000 nine months and are expected to be approximately $11.0 million for fiscal 2000.

Management believes it is likely that the Company will fail to meet certain financial covenants required by the Company's bank credit facility in the fourth quarter. In this event, the Company will be required to negotiate amendments to its loan agreement. Management has held preliminary discussions with its lenders and believes it should be able to obtain the required consents, however no assurance can be given that we will acquire such consents. In addition, while management cannot reasonably predict the outcome of these negotiations, an amended bank agreement could result in lower credit availability, higher fees, further covenant restrictions and requirements to dispose of certain assets.

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

The ability of the Company's subsidiaries to make cash distributions and loans to the Company and the Subsidiary Guarantors is not significantly restricted under the terms of the Senior Subordinated Notes, the Indenture governing the Senior Subordinated Notes, the Indenture governing the Debentures or the bank credit facility. The obligations of each Subsidiary Guarantor under its Subsidiary Guarantee are limited so as not to constitute a fraudulent conveyance under applicable law. For more information regarding the assets, liabilities, revenues and cash flows of the Subsidiary Guarantors and the Company's non-guarantor subsidiaries, see Note 8 of Notes to the Condensed Consolidated Financial Statements of the Company.

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

As of July 1, 2000, $196.0 million of the Company's long-term debt, which is outstanding under its bank term facility, bears interest at LIBOR plus 3.5% (10.3%). In addition the Company has $225.0 million of Senior Subordinated Notes outstanding bearing interest at a fixed rate of 9.25%.

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

In order to manage currency risk, the Company's practice is to contract for purchases and sales of goods and services in the functional currency of the Company's subsidiary executing the transaction. To the extent purchases or sales are in currencies other than the functional currency of the subsidiary, the Company will generally purchase forward contracts to hedge firm purchase and sales commitments. As of July 1, 2000, the Company was party to eleven such contracts with an aggregate value of $26.1 million. These forward contracts mature at various dates through November 2000. The Company has not taken any action at this time to hedge its net investment in foreign subsidiaries but may do so in the future.

The Company does not have any commodity contracts.

                                     PART II

Item 1. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings that have arisen in the normal course of its operations. The outcome of these legal proceedings is unlikely to have a material adverse effect on the Company. The Company is also subject to product liability claims for which it believes it has adequate insurance.

Item 2. CHANGES IN SECURITIES

        Not applicable.

Item 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

Item 5. OTHER INFORMATION

        Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

Exhibit No.             Description of Exhibit

27.1*                   Financial Data Schedule.

----------
*     Filed Herewith.

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended July 1, 2000

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GROVE WORLDWIDE LLC


                                    By  /s/ Stephen L. Cripe
                                      ----------------------
                                    Stephen L. Cripe
                                    Chief Financial Officer
Date: August 15, 2000               (Principal Financial and Accounting Officer)