Form 10-Q
period 2000-12-30
GROVE WORLDWIDE LLC
filed 2001-02-13
CIK 1064526

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(MARK ONE)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 30, 2000

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. None.

                               Grove Worldwide LLC
                     Index to Quarterly Report on Form 10-Q
                For the Quarterly Period Ended December 30, 2000

                                                                            Page
                                                                            ----

                                     Part I

Item 1      Financial statements

                  Condensed Consolidated Balance Sheets as of
                  September 30, 2000 and December 30, 2000 ..................  1

                  Condensed Consolidated Statements of
                  Operations for the three months ended January
                  1, 2000 and December 30,
                  2000 ......................................................  2

                  Condensed Consolidated Statements of
                  Comprehensive Loss for the three months ended
                  January 1, 2000 and December 30,
                  2000 ......................................................  3

                  Condensed Consolidated Statements of Cash
                  Flows for the three months ended January 1,
                  2000 and December 30, 2000 ................................  4

                  Notes to Condensed Consolidated Financial
                  Statements ................................................  5

Item 2      Management's discussion and analysis of financial
            condition and results of operations ............................. 15

Item 3      Quantitative and qualitative disclosures about market
            risk ............................................................ 19

                                     Part II

Item 1      Legal proceedings ............................................... 20

Item 2      Changes in securities ........................................... 20

Item 3      Defaults upon senior securities ................................. 20

Item 4      Submission of matters to a vote of security holders ............. 20

Item 5      Other information ............................................... 20

Item 6      Exhibits and reports on form 8-K ................................ 20

            Signatures ...................................................... 21

Unless otherwise noted, the "Company" or "Grove" refers to Grove Worldwide LLC and its subsidiaries. The Company's fiscal year ends on the Saturday closest to the last day of September. References to the (i) three months ended January 1, 2000 means the period from October 3, 1999 to January 1, 2000; (ii) three months ended December 30, 2000 means the period from October 1, 2000 to December 30, 2000; References to historical financial information are to the historical combined and consolidated financial statements of the Company. See "Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain statements in this report constitute "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. Any statements that express, or involve discussions as to, expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "anticipates," "expects," "estimates," "intends," "plans," "projects," and "outlook") are not historical facts and may be forward-looking. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, levels of activity, cost savings, performance or achievements of the Company, or industry results, to be materially different from any future results, levels of activity, cost savings, performance or achievements expressed or implied by such forward-looking statements, and accordingly, such statements should be read in conjunction with and are qualified in their entirety by reference to, such risks, uncertainties and other factors, which are discussed throughout this report. Such factors include, among others, the following:

o substantial leverage, ability to service debt, and the ability of the Company to comply with financial and other covenants in the Company's credit agreement. In fiscal 1999 and fiscal 2000, the Company was required to obtain waivers and amendments to its credit agreement to remain in compliance with certain financial covenants. In connection with the most recent amendments, the credit agreement was modified to place significant restrictions on the amount of borrowings available to the Company for working capital purposes, particularly during the period through April 30, 2001, a period during which the Company's need for working capital is projected to be the greatest. Management believes the Company should be able to comply with its existing bank financial covenants and should have sufficient cash flow to meet the Company's obligations as they become due. If the Company is unable to sufficiently reduce working capital, the Company would not be able to reduce total outstanding borrowings and letters of credit below $40 million for the 14-day period ending April 16, 2001 and to below $35 million for the 5-day period ending April 23, 2001, as required by the Bank Credit Facility. If the Company were unable to comply with the covenants in the Bank Credit Facility, in order to avoid default it would be required to obtain additional modifications to its Bank Credit Facility and/or additional sources of funding. There can be no assurance that, if needed, such modification would be agreed to by the bank credit facility lenders or such funding would be available;

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

As a result of the foregoing and other factors, no assurance can be given as to future results, levels of activity and achievements, and neither the Company nor any other person assumes responsibility for the assurance and completeness of these forward-looking statements. Any forward-looking statements contained herein speak solely as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statements to reflect events or circumstances after the date on which such statements were made or to reflect the occurrence of unanticipated events.

                                     PART I

Item 1. Financial Statements

GROVE WORLDWIDE LLC AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited and in thousands)

                                                    September 30,   December 30,
                                                        2000*            2000
                                                    -------------   ------------
Assets
Current assets:
     Cash and cash equivalents                        $  16,102       $   5,593
     Cash restricted as to use                            1,688           2,939
     Trade receivables, net                             131,405         105,509
     Notes receivable                                     6,801           2,835
     Inventories                                        175,181         192,004
     Net assets of subsidiary held for sale               3,308              --
     Prepaid expenses and other current assets           10,116          12,615
                                                      ---------       ---------
              Total current assets                      344,601         321,495

Property, plant and equipment, net                      168,696         167,512
Goodwill, net                                           199,861         202,941
Other assets                                             12,977          13,324
                                                      ---------       ---------
                                                      $ 726,135       $ 705,272
                                                      =========       =========

Liabilities and Member's Equity
Current liabilities:
     Current maturities of long-term debt             $  37,000       $  37,100
     Short-term borrowings                               20,967          21,118
     Accounts payable                                    75,780          63,490
     Accrued expenses and other current liabilities      83,064          87,274
                                                      ---------       ---------
              Total current liabilities                 216,811         208,982

Deferred revenue                                         37,170          34,413
Long-term debt                                          399,000         398,000
Other liabilities                                        84,865          84,190
                                                      ---------       ---------
              Total liabilities                         737,846         725,585
                                                      ---------       ---------

Member's equity:
     Invested capital                                   164,289         164,289
     Accumulated deficit                               (152,082)       (166,527)
     Accumulated other comprehensive loss               (23,918)        (18,075)
                                                      ---------       ---------
              Total member's equity                     (11,711)        (20,313)
                                                      ---------       ---------
                                                      $ 726,135       $ 705,272
                                                      =========       =========

See accompanying notes to condensed consolidated financial statements.
* Amounts have been derived from the Company's audited consolidated balance sheet.

GROVE WORLDWIDE LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
For the three months ended January 1, 2000 and December 30, 2000
(unaudited and in thousands)

                                                        Three Months Ended
                                                    January 1,      December 30,
                                                      2000             2000
                                                    ----------      ------------

Net sales                                           $ 185,361        $ 173,384
Cost of goods sold                                    155,487          149,204
                                                    ---------        ---------
     Gross profit                                      29,874           24,180

Selling, engineering, general
     and administrative expenses                       27,902           21,755
Amortization of goodwill                                1,771            1,399
Restructuring charges                                   4,978            1,632
                                                    ---------        ---------
     Loss from operations                              (4,777)            (606)

Interest expense, net                                  (9,941)         (13,732)
Other income (expense), net                              (116)             493
                                                    ---------        ---------

     Loss before
         income taxes                                 (14,834)         (13,845)

Income taxes                                              462              600
                                                    ---------        ---------

     Loss before cumulative
         effect of change in
         accounting principle                         (15,296)         (14,445)

Cumulative effect of
     a change in accounting
     principle (note 8)                                   302               --
                                                    ---------        ---------

            Net loss                                $ (14,994)       $ (14,445)
                                                    =========        =========

See accompanying notes to condensed consolidated financial statements.

GROVE WORLDWIDE LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
For the three months ended January 1, 2000 and December 30, 2000
(unaudited and in thousands)

                                                          Three Months Ended
                                                      January 1,    December 30,
                                                         2000           2000
                                                      ----------    ------------

Net loss                                               $(14,994)      $(14,445)

Recognition of loss on cash flow
     hedges of forecasted foreign
     currency transactions through
     charge to earnings                                      --            992

Change in foreign currency translation
     adjustment                                          (1,275)         4,851
                                                       --------       --------
                Comprehensive loss                     $(16,269)      $ (8,602)
                                                       ========       ========

See accompanying notes to condensed consolidated financial statements.

GROVE WORLDWIDE LLC AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
For the three months ended January 1, 2000 and December 30, 2000
(unaudited and in thousands)

                                                                  Three Months Ended
                                                              January 1,    December 30,
                                                                 2000           2000
                                                              ----------    ------------
Cash flows from operating activities:
   Net loss                                                    $(14,994)      $(14,445)
   Adjustments to reconcile to net loss to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                              5,043          5,060
       Depreciation of equipment held for rent                    3,319            975
       Amortization of deferred financing costs                     622            429
       Loss on sales of property, plant
         and equipment                                               13             13
       Deferred income tax expense (benefit)                       (132)            45
       Changes in operating assets and liabilities:
         Trade receivables, net                                  19,437         29,883
         Notes receivable                                         4,251          3,966
         Inventories                                             (2,307)       (10,954)
         Trade accounts payable                                   7,186        (15,659)
         Other assets and liabilities, net                      (10,428)        (5,374)
                                                               --------       --------
         Net cash provided by (used in) operating activities     12,010         (6,061)
                                                               --------       --------

Cash flows from investing activities:
   Additions to property, plant and equipment                    (1,321)        (2,134)
   Investment in equipment held for rent                           (714)        (1,600)
                                                               --------       --------
         Net cash used in investing activities                   (2,035)        (3,734)
                                                               --------       --------

Cash flows from financing activities:
   Net short-term borrowings (repayments)                        (3,566)           151
   Borrowings (repayments) of long-term debt,net                 14,000           (900)
   Other                                                             22             --
                                                               --------       --------
         Net cash provided by (used in) financing activities     10,456           (749)
                                                               --------       --------

Effect of exchange rate changes on cash                            (184)            35
                                                               --------       --------

         Net change in cash and cash equivalents                 20,247        (10,509)

Cash and cash equivalents, beginning of period                   16,864         16,102
                                                               --------       --------
Cash and cash equivalents, end of period                       $ 37,111       $  5,593
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

      Interim results for the three-month period ended December 30, 2000 are not necessarily indicative of the results that may be expected for a full fiscal year. For further information, refer to the consolidated financial statements and notes for the year ended September 30, 2000.

(2)   Liquidity

      During the years ended October 2, 1999 and September 30, 2000, the Company incurred significant operating losses that would have resulted in non-compliance with certain financial covenants included in the Company's Bank Credit Facility. The Company obtained waivers of these financial covenant defaults as well as certain covenant modifications to help position the Company for future compliance. Nevertheless, future compliance will depend upon achieving significantly improved operating results during fiscal 2001 and beyond. Furthermore, modifications to the Bank Credit Facility place significant restrictions on the amount of borrowings available to the Company for working capital purposes, particularly during the period through April 30, 2001, a period during which the Company's need is projected to be the greatest.

      Management has completed a number of initiatives to help improve operating results and cash flows including (i) reduction in Manlift operations, (ii) restructuring of Shady Grove, Pennsylvania manufacturing operations by improving product flow and (iii) reducing the number of sales, marketing, engineering and administrative employees, principally in Shady Grove and the UK.

      Management believes the Company should be able to comply with its existing bank financial covenants and should have sufficient cash flow to meet the Company's obligations as they become due. However, Management is continuing to review the Company's cash flow requirements particularly projected working capital reductions but there can be no assurance that management's assumptions as to such reductions will be met. If the Company is unable to sufficiently reduce working capital, the Company will not be able to reduce total outstanding borrowings and letters of credit below $40 million for the 14-day period ending April 16, 2001 and to below $35 million for the 5-day period ending April 23, 2001, as required by the Bank Credit Facility. If the Company were unable to comply with the covenants in the Bank Credit Facility, in order to avoid default, it would be required to obtain additional modifications to its Bank Credit Facility and/or additional sources of funding. There can be no assurance that, if needed, such modifications would be agreed to by the Bank Credit Facility Lenders or such funding, if needed, would be available.

GROVE WORLDWIDE LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands)

================================================================================

(3)   Inventory

      Inventories consist of the following as of September 30, 2000 and December 30, 2000:

                                          September 30,       December 30,
                                                   2000               2000
                                                   ----               ----
      Raw materials                            $ 60,367           $ 63,347
      Work in process                            51,524             42,447
      Finished goods                             63,290             86,210
                                               --------           --------
                                               $175,181           $192,004
                                               ========           ========

      Inventories are valued at the lower of cost or market, as determined primarily under the first-in, first-out method.

(4)   Income Taxes

      A significant portion of the Company's business is operated as a limited liability company organized under the laws of Delaware. Accordingly, earnings of the Company's U.S. mobile hydraulic crane and aerial work platform businesses, as well as, earnings from its foreign subsidiaries will not be directly subject to U.S. income taxes. Such taxable income will be allocated to the equity holders of Investors and they will be responsible for U.S. income taxes on such taxable income. The Company intends to make distributions, in the form of dividends, to enable the equity holders of Investors to meet their tax obligations with respect to income allocated to them by the Company. No distributions were made for taxes in the year ended September 30, 2000 or the three months ended December 30, 2000.

      The difference between the Company's reported tax provision for the three months ended December 30, 2000 and the tax provision computed based on U.S. statutory rates is primarily attributed to the Company's structure as a limited liability company.

(5)   Restructuring

      During the three months ended December 30, 2000, the Company adopted and executed a restructuring plan that resulted in the termination of approximately 220 employees principally in its US operations. In connection with the terminations, the Company accrued severance costs of $1,632. During the three months ended December 30, 2000 the Company paid severance costs of $1,800 related to these terminations and to termination agreements consummated in fiscal 2000. As of December 30, 2000 the Company has remaining severance obligations of $3,200, which it expects to pay through April 2002.

(6)   Accumulated Other Comprehensive Loss

GROVE WORLDWIDE LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands)

================================================================================

      Accumulated other comprehensive loss as of September 30, 2000 and December 30, 2000 consists of the following:

                                                  September 30,   December 30,
                                                           2000           2000
                                                           ----           ----
      Foreign currency translation adjustment          ($22,666)      ($17,815)
      Unrealized net losses on cash flow
          hedges of foreign currency transactions          (992)            --
      Minimum pension liability                            (260)          (260)
                                                       --------       --------
                                                       ($23,918)      ($18,075)
                                                       ========       ========

(7)   Segment Information

      The Company is an international designer, manufacturer and marketer of a comprehensive line of mobile hydraulic cranes, aerial work platforms and truck-mounted cranes. The Company markets its products through two operating divisions; Grove Crane and National Crane. Grove Crane manufactures mobile hydraulic cranes in its Shady Grove, Pennsylvania and Wilhelmshaven, Germany manufacturing facilities. National Crane manufactures truck-mounted cranes in its Waverly, Nebraska manufacturing facility. Information for each of the Company's operating division's follows:

                                                                               Corporate,
                                            Grove       Grove      National  eliminations,
                                            Crane      Manlift       Crane     and other      Total
                                            -----      -------       -----     ---------      -----
      As of and for the three months
         ended December 30, 2000
          Net sales                       $ 157,361   $      --    $  16,267   $    (244)   $ 173,384
          Depreciation and amortization       3,402          --          259       1,399        5,060
          Income (loss) from operations       4,729          --          934      (6,269)        (606)
          Total assets                      448,524          --       38,390     218,358      705,272
          Capital expenditures                2,113          --           21          --        2,134

      As of and for the nine months
         ended January 1, 2000
          Net sales                       $ 130,237   $  35,098    $  20,000   $      26    $ 185,361
          Depreciation and amortization       2,925          82          265       1,771        5,043
          Income (loss) from operations       6,916      (1,766)       1,986     (11,913)      (4,777)
          Total assets                      455,170      59,083       38,471     295,451      848,175
          Capital expenditures                  837         182          302          --        1,321

      The Grove Manlift segment has been eliminated in connection with the reduction of Manlift operations that occurred in the fourth quarter of fiscal 2000. Corporate, eliminations and other consist principally of corporate expenses, and assets, including the restructuring charge, goodwill and intercompany eliminations. Depreciation and amortization excludes depreciation of equipment held for rent.

(8)   Derivative Financial Instruments

GROVE WORLDWIDE LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands)

================================================================================

      On October 3, 1999 and July 2, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (an Amendment to SFAS No. 133), respectively. These statements establish accounting and reporting standards for derivative instruments and for hedging activities. They require that an entity recognize all derivatives as either assets or liabilities measured at fair value. The net impact of adoption SFAS 133 of $302 was presented as the cumulative effect of a change in accounting principle in the condensed consolidated statements of operations. A summary of the Company's hedging strategies and outstanding derivative instruments are as follows:

      Interest Rate Risk

      The Company assesses interest rate cash flow risk by monitoring changes in interest rate exposure that may adversely impact expected future cash flows and by evaluating hedging opportunities. At December 30, 2000, the Company had approximately $210 million of variable rate borrowings under its bank credit facility. Management believes it prudent to limit the variability of its interest payments. To meet this objective, the Company has an interest rate collar arrangement with a multinational bank to limit its exposure to rising interest rates on $100 million of its variable rate bank borrowings. Under the agreement the Company will receive, on a $100 million notional amount, three-month LIBOR and pay 6.5% anytime LIBOR exceeds 6.5%, and will receive three-month LIBOR and pay 5.19% anytime LIBOR is below 5.19%. The contract does not require collateral.

      The estimated fair value (unrecognized gain) of the interest rate collar at September 30, 2000 and December 30, 2000 was $203 and $8, respectively. Management has concluded that the interest rate collar did not qualify as an effective hedge for accounting purposes as of September 30, 2000 and December 30, 2000. Accordingly, the Company has recognized $195 as other expense in the condensed consolidated statement of operations for the three months ended December 30, 2000.

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

      At July 1, 2000 the Company had $3.5 million in an outstanding forward contract to purchase Deutsche marks with gross unrealized losses of $0.5 million. The contract will settle in January 2001 and has been marked to market and included in the determination of cost of goods sold for the three months ended December 30, 2000 in accordance with FAS 133, as amended.

      Currently the Company is not hedging any other foreign currency exposures but it may do so in the future.

(9)   Net Assets of Subsidiary Held for Sale

      In late January 2001, after reviewing a number of strategic alternatives, management has made the decision to organize its European AWP business in France around the Delta

GROVE WORLDWIDE LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands)

================================================================================

      Manlift business. As such, we now expect to invest resources in the growth and profitability of Delta Manlift as the company goes forward. The subsidiary is therefore no longer presented as an asset held for sale in the accompanying balance sheet.

(10)  Supplemental Condensed Combined Financial Information

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

GROVE WORLDWIDE LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands)

================================================================================

      Condensed Consolidating Balance Sheet at December 30, 2000

                                               Subsidiary       Other                      Consolidated
                                   Company     guarantors    subsidiaries   Eliminations      totals
                                   -------     ----------    ------------   ------------      ------
Assets
Current assets:
   Cash and cash equivalents      $      92    $    (406)     $   5,907      $      --      $   5,593
   Cash restricted as to use             --        2,939             --             --          2,939
   Trade receivables, net                --       37,359         68,150             --        105,509
   Notes receivable                      --        2,835             --             --          2,835
   Inventories                           --      112,319         79,685             --        192,004
   Prepaid expenses and
    other current assets                208        4,073          8,334             --         12,615
                                  ---------    ---------      ---------      ---------      ---------
Total current assets                    300      159,119        162,076             --        321,495
Property, plant and
   equipment, net                        --      105,185         62,327             --        167,512
Goodwill, net                            --      188,766         14,175             --        202,941
Investment and due
   from subsidiaries                703,304      246,627         36,436       (986,367)            --
Other assets                          9,740        3,201            383             --         13,324
                                  ---------    ---------      ---------      ---------      ---------
                                  $ 713,344    $ 702,898      $ 275,397      $(986,367)     $ 705,272
                                  =========    =========      =========      =========      =========

Liabilities and Member's Equity
Current liabilities:
   Current maturities
    of long-term debt             $  37,100    $      --      $      --      $      --      $  37,100
   Short-term borrowings                 --        7,147         13,971             --         21,118
   Accounts payable                      --       24,948         38,542             --         63,490
   Accrued expenses and
    other current liabilities         4,176       31,944         51,154             --         87,274
                                  ---------    ---------      ---------      ---------      ---------
Total current liabilities            41,276       64,039        103,667             --        208,982
Deferred revenue                         --           --         34,413             --         34,413
Long-term debt                      398,000           --             --             --        398,000
Due to subsidiaries                 191,508      536,164        148,027       (875,699)            --
Other liabilities                       100       69,967         14,123             --         84,190
                                  ---------    ---------      ---------      ---------      ---------
Total liabilities                   630,884      670,170        300,230       (875,699)       725,585
                                  ---------    ---------      ---------      ---------      ---------

Member's equity:
   Invested capital                 164,289       92,891         17,777       (110,668)       164,289
   Accumulated deficit              (81,829)     (60,163)       (24,535)            --       (166,527)
   Accumulated other
    comprehensive loss                   --           --        (18,075)            --        (18,075)
                                  ---------    ---------      ---------      ---------      ---------
Total member's equity                82,460       32,728        (24,833)      (110,668)       (20,313)
                                  ---------    ---------      ---------      ---------      ---------

                                  $ 713,344    $ 702,898      $ 275,397      $(986,367)     $ 705,272
                                  =========    =========      =========      =========      =========

GROVE WORLDWIDE LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands)

================================================================================

      Condensed Consolidating Statement of Operations and Comprehensive Loss for the three months ended January 1, 2000

                                                    Subsidiary        Other                        Consolidated
                                    Company         guarantors     subsidiaries    Eliminations       totals
                                    -------         ----------     ------------    ------------       ------
Net sales                           $      --       $ 140,289       $  78,948       $ (33,876)      $ 185,361
Cost of goods sold                         --         122,590          66,773         (33,876)        155,487
                                    ---------       ---------       ---------       ---------       ---------
Gross profit                               --          17,699          12,175              --          29,874

Selling, engineering,
   general and
   administrative expenses              7,041          11,131           9,730              --          27,902
Amortization of goodwill                   --           1,468             303              --           1,771
Restructuring charges                   4,978              --              --              --           4,978
                                    ---------       ---------       ---------       ---------       ---------
Income (loss)
   from operations                    (12,019)          5,100           2,142              --          (4,777)

Interest income (expense), net            982          (9,290)         (1,633)             --          (9,941)
Other income (expense), net               309              86            (511)             --            (116)
                                    ---------       ---------       ---------       ---------       ---------
Loss before income taxes              (10,728)         (4,104)             (2)             --         (14,834)
Income taxes                               --             321             141              --             462
                                    ---------       ---------       ---------       ---------       ---------
Loss before cumulative effect
   of change in accounting
   principle                          (10,728)         (4,425)           (143)             --         (15,296)
Cumulative effect of a change
   in accounting principle                302              --              --              --             302
                                    ---------       ---------       ---------       ---------       ---------
Net loss                              (10,426)         (4,425)           (143)             --         (14,994)
Other comprehensive loss               (1,275)             --              --              --          (1,275)
                                    ---------       ---------       ---------       ---------       ---------
Comprehensive loss                  $ (11,701)      $  (4,425)      $    (143)      $      --       $ (16,269)
                                    =========       =========       =========       =========       =========

GROVE WORLDWIDE LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands)

================================================================================

      Condensed Consolidating Statement of Operations and Comprehensive Loss for the three months ended December 30, 2000

                                                    Subsidiary        Other                        Consolidated
                                    Company         guarantors     subsidiaries    Eliminations       totals
                                    -------         ----------     ------------    ------------       ------
Net sales                           $      --       $ 113,399       $  81,576       $ (21,591)      $ 173,384
Cost of goods sold                         --         101,108          69,687         (21,591)        149,204
                                    ---------       ---------       ---------       ---------       ---------
Gross profit                               --          12,291          11,889              --          24,180

Selling, engineering,
   general and
   administrative expenses              4,278           7,743           9,734              --          21,755
Amortization of goodwill                   --           1,149             250              --           1,399
Restructuring charges                   1,632              --              --              --           1,632
                                    ---------       ---------       ---------       ---------       ---------
Income (loss)
   from operations                     (5,910)          3,399           1,905              --            (606)

Interest income (expense), net           (380)        (11,191)         (2,161)             --         (13,732)
Other income (expense), net               (37)             97             433              --             493
                                    ---------       ---------       ---------       ---------       ---------
Loss before income taxes               (6,327)         (7,695)            177              --         (13,845)
Income taxes                               --             253             347              --             600
                                    ---------       ---------       ---------       ---------       ---------
Net loss                               (6,327)         (7,948)           (170)             --         (14,445)
Other comprehensive loss                   --             992           4,851              --           5,843
                                    ---------       ---------       ---------       ---------       ---------
Comprehensive loss                  $  (6,327)      $  (6,956)      $   4,681       $      --       $  (8,602)
                                    =========       =========       =========       =========       =========

GROVE WORLDWIDE LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands)

================================================================================

      Condensed Consolidating Statement of Cash Flows for the three months ended January 1, 2000

                                                  Subsidiary        Other      Consolidated
                                    Company       guarantors    subsidiaries      totals
                                    -------       ----------    ------------      ------
Operating activities
Net cash provided by (used in)
   operating activities             $ (7,025)      $ 10,488       $  8,547       $ 12,010
                                    --------       --------       --------       --------
Investing activities
Capital expenditures                      --           (597)          (724)        (1,321)
Investment in equipment
   held for rent                          --             --           (714)          (714)
                                    --------       --------       --------       --------
Net cash used in
   investing activities                   --           (597)        (1,438)        (2,035)
                                    --------       --------       --------       --------
Financing activities
Net proceeds from
   short-term borrowings                  --             --         (3,566)        (3,566)
Borrowings of
   long-term debt                     14,000             --             --         14,000
Other                                     22             --             --             22
                                    --------       --------       --------       --------
Net cash provided by (used in)
   financing activities               14,022             --         (3,566)        10,456
                                    --------       --------       --------       --------
Effect of exchange rate
   changes on cash                        --             --           (184)          (184)
                                    --------       --------       --------       --------
Net change in cash
   and cash equivalents                6,997          9,891          3,359         20,247
Cash and cash equivalents,
   beginning of period                 8,667          4,209          3,988         16,864
                                    --------       --------       --------       --------
Cash and cash equivalents,
   end of period                    $ 15,664       $ 14,100       $  7,347       $ 37,111
                                    ========       ========       ========       ========

GROVE WORLDWIDE LLC AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands)

================================================================================

      Condensed Consolidating Statement of Cash Flows for the three months ended December 30, 2000

                                                  Subsidiary        Other      Consolidated
                                    Company       guarantors    subsidiaries      totals
                                    -------       ----------    ------------      ------
Operating activities
Net cash provided by (used in)
   operating activities             $(14,601)      $  4,848       $  3,692       $ (6,061)
                                    --------       --------       --------       --------
Investing activities
Capital expenditures                      --           (656)        (1,478)        (2,134)
Investment in equipment
   held for rent                          --             --         (1,600)        (1,600)
                                    --------       --------       --------       --------
Net cash used in
   investing activities                   --           (656)        (3,078)        (3,734)
                                    --------       --------       --------       --------
Financing activities
Net proceeds from
   short-term borrowings                  --             --            151            151
Repayments of
   long-term debt                       (900)            --             --           (900)
                                    --------       --------       --------       --------
Net cash provided by
   financing activities                 (900)            --            151           (749)
                                    --------       --------       --------       --------
Effect of exchange rate
   changes on cash                        --             --             35             35
                                    --------       --------       --------       --------
Net change in cash
   and cash equivalents              (15,501)         4,192            800        (10,509)

Cash and cash equivalents,
   beginning of period                15,593         (4,598)         5,107         16,102
                                    --------       --------       --------       --------
Cash and cash equivalents,
   end of period                    $     92       $   (406)      $  5,907       $  5,593
                                    ========       ========       ========       ========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the more detailed information and the historical consolidated financial statements included elsewhere in this report.

Overview

The Company generates most of its net sales from the manufacture and sale of new mobile hydraulic cranes, aerial work platforms and truck-mounted cranes. The Company markets its products through two operating divisions; Grove Crane and National Crane. Grove Crane manufactures mobile hydraulic cranes in its Shady Grove, Pennsylvania and Wilhelmshaven, Germany manufacturing facilities. National Crane manufactures truck-mounted cranes in its Waverly, Nebraska manufacturing facility. The Company also generates a portion of its net sales from after-market sales (parts and service) of the products it manufactures. Sales of used equipment are not material and are generally limited to trade-ins on new equipment through Company-owned distributors in France, Germany, and the United Kingdom.

During the years ended October 2, 1999 and September 30, 2000, the Company incurred significant operating losses that would have resulted in non-compliance with certain financial covenants included in the Company's Bank Credit Facility. The Company obtained waivers of these financial covenants as well as certain covenant modifications to help position the Company for future compliance. Nevertheless, future compliance will depend on achieving significantly improved operating results during fiscal 2001 and beyond. Furthermore, modifications of the Bank Credit Facility place significant restrictions on the amount of borrowings available to the Company for working capital purposes, particularly during the period through April 30, 2001, a period during which the Company's need is projected to be the greatest.

Management has completed a number of initiatives to help improve operating results and cash flows including: (i) reduction of Manlift operations, (ii) restructuring Shady Grove, Pennsylvania manufacturing operations by improving product flow and (iii) reducing the number of sales, marketing, engineering and administrative employees, principally in Shady Grove and the UK.

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

                                                         Three months ended
                                                         ------------------
                                                    January 1,      December 30,
                                                          2000              2000
                                                      --------          --------
New equipment sold                                    $  148.1          $  124.8
After-market                                              21.9              22.3
Other                                                     15.4              26.3
                                                      --------          --------
Net sales                                             $  185.4          $  173.4
                                                      ========          ========

Results of Operations

Three months ended December 30, 2000 (the "fiscal 2001 three months") compared to the three months ended January 1, 2000 (the "fiscal 2000 three months")

Net Sales. Net sales decreased $12.0 million, or 6.5%, to $173.4 million for the fiscal 2001 three months from $185.4 million for the fiscal 2000 three months. The decrease in net sales is principally the result of decreased unit sales in the Crane and National Crane segments.

Net sales for the Grove Crane division include $25.5 million from the remaining Manlift business. Sales for Grove Crane, excluding the remaining Manlift business, decreased $1.7 million, or 1.3%, to $131.9 million for the fiscal 2001 three months from $130.2 million for the fiscal 2000 three months. The decrease in net sales is primarily the result of lower unit sales. Net sales decreased in both North American and European.

Net sales for the National Crane division decreased $3.7 million, or 18.5%, to $16.3 million for the fiscal 2001 three months from $20.0 million for the fiscal 2000 three months. Net sales decreased as the result of lower unit sales and decreased demand for higher priced models.

After-market sales did not significantly change in the fiscal 2001 three months from the fiscal 2000 three months. An increase in net sales in North American was offset by a decrease in Europe.

Other sales increased by $10.9 million to $26.3 million in the fiscal 2001 three months from $15.4 million in the fiscal 2000 three months. The increase was primarily due to higher government and used equipment sales volumes.

Gross Profit. Gross profit decreased $5.7 million, or 19.1%, to $24.2 million in the fiscal 2001 three months from $29.9 million in the fiscal 2000 three months. The decrease in gross profit was attributable primarily to a decline in Crane and National volumes offset by improved manufacturing efficiencies in the Company's US operation. Gross profit as a percent of sales decreased to 14.0% in the fiscal 2001 three months from 16.1% in the fiscal 2000 three months primarily as the result of an unfavorable mix of products sold.

Selling, Engineering, General and Administrative Expenses. Selling, engineering, general and administrative expenses ("SG&A") decreased $6.1 million, or 21.9%, to $21.8 million in the fiscal 2001 three months from $27.9 million in the fiscal 2000 three months. SG&A for the fiscal 2000 three months includes approximately $0.9 million of consulting fees paid to the George Group in connection with the completion of their activities. As a percentage of net sales, SG&A was 12.6% in the fiscal 2001 three months and 15.0% in the fiscal 2000 three months.

Restructuring charges. During the fiscal 2001 three months, the Company adopted and executed a restructuring plan that resulted in the termination of approximately 220 employees principally in its US operations. In connection with the terminations, the Company accrued severance costs of $1.6 million. During the three months ended December 30, 2000 the Company paid severance costs of $1.8 million related to these terminations and to termination agreements consummated in fiscal 2000. As of December 30, 2000 the Company has remaining severance obligations of $3.2 million, which it expects to pay through April 2002.

Interest expense. Interest expense increased $3.8 million to $13.7 million for the fiscal 2001 three months from $9.9 million in the fiscal 2000 three months primarily as the result of higher borrowings on the Company's line of credit and higher rates on those borrowings.

Backlog. The Company's backlog consists of firm orders for new equipment and replacement parts. Total backlog as of January 13, 2001 was approximately $134.5 million compared with total backlog as of January 15, 2000 of approximately $204.5 million. Substantially all of the Company's backlog orders are expected to be filled within one year, although there can be no assurance that all such backlog orders will be filled within that time period. Parts orders are generally filled on an as-ordered basis.

Liquidity and Capital Resources

The Company's business is working capital-intensive, requiring significant investments in receivables and inventory. In addition, the Company requires capital for replacement and improvements of existing plant, equipment and processes. During the three months ended December 30, 2000, the Company used approximately $6.1 million of cash in operating activities primarily as a result of a net loss after non-cash items.

During the fiscal 2000 nine months the Company made $1.0 million of payments on its term loan, borrowed $0.1 million of the revolving line of credit and obtained $0.2 million from short-term borrowings. Capital expenditures were $2.1 million for the fiscal 2000 three months and are expected to be approximately $10.5 million for fiscal 2001.

During the year September 30, 2000, the Company incurred significant operating losses that would have resulted in non-compliance with certain financial covenants included in the Company's Bank Credit Facility. The Company obtained waivers of these financial covenants as well as certain covenant modifications to help position the Company for future compliance. Nevertheless, future compliance will depend on achieving significantly improved operating results during fiscal 2001 and beyond. Furthermore, modifications of the Bank Credit Facility place significant restrictions on the amount of borrowings available to the Company for working capital purposes, particularly during the period through April 30, 2001, a period during which the Company's need is projected to be the greatest. In addition, the modified covenants require the Company to achieve certain earnings targets on a quarterly basis through fiscal 2001, including a requirement to achieve adjusted earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"), as defined, of $16.5 million for the six months ended March 31, 2001. Adjusted EBITDA, as defined, for the three months ended December 30, 2000 was $6.6 million.

As of December 30, 2000, the Company had borrowings of $35.1 million and letters of credit of $5.3 million outstanding under its $66.25 bank revolving credit facility. Based upon eligible amounts of receivables and inventory at December 30, 2000, the Company had available additional borrowings of $19.8 million. Effective April 1, 2001 the maximum amount available under the facility will decline from $66.25 to $60.0 million. During the 14-day period ending April 16, 2001 and the 5-day period ending April 23, 2001, borrowings and outstanding letters of credit under the revolving credit facility will be limited to $40 million and $35 million respectively.

Management believes the Company should be able to comply with its existing bank financial covenants and should have sufficient cash flow to meet the Company's obligations as they become due. However, Management is continuing to review the Company's cash flow requirements particularly projected working capital reductions. If the Company is unable to sufficiently reduce working capital, the Company will not be able to reduce total outstanding borrowings and letters of credit below $40 million for the 14-day period ending April 16, 2001 and to below $35 million for the 5-day period ending April 23, 2001, as required by the Bank Credit Facility. If the Company were unable to comply with the covenants in the Bank Credit Facility, in order to avoid default it would be required to obtain additional modifications to its Bank Credit Facility and/or additional sources of funding. There can be no assurance, if needed, that such modifications would be agreed to by the Bank Credit Facility Lenders or such funding, would be available.

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

No separate financial statements of the Subsidiary Guarantors and Grove Capital are included in this report. The Company considers that such financial statements would not be material to investors because: (i) this report does include, in the notes to the combined and consolidated financial statements of the Company, supplemental financial information, setting forth on a consolidated basis, balance sheets, statements of operations and cash flows information for the Subsidiary Guarantors, the Non-Guarantor Subsidiaries and the Company; and
(ii) the above-
mentioned note provides sufficient detail to allow investors to determine the nature of the assets held by, and the operations and cash flows of the Subsidiary Guarantors and Grove Capital.

The ability of the Company's subsidiaries to make cash distributions and loans to the Company and the Subsidiary Guarantors is not significantly restricted under the terms of the Senior Subordinated Notes, the Indenture governing the Senior Subordinated Notes or the Bank Credit Facility. The obligations of each Subsidiary Guarantor under its Subsidiary Guarantee are limited so as not to constitute a fraudulent conveyance under applicable law. For more information regarding the assets, liabilities, revenues and cash flows of the Subsidiary Guarantors and the Company's non-guarantor subsidiaries, see note 10 of Notes to the Condensed Consolidated Financial Statements of the Company.

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

As of July 1, 2000, $210.0 million of the Company's long-term debt, which is outstanding under its bank term facility, bears interest at LIBOR plus 4.0% (10.2%). In addition the Company has $225.0 million of Senior Subordinated Notes outstanding bearing interest at a fixed rate of 9.25%.

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

In order to manage currency risk, the Company's practice is to contract for purchases and sales of goods and services in the functional currency of the Company's subsidiary executing the transaction. To the extent purchases or sales are in currencies other than the functional currency of the subsidiary, the Company will generally purchase forward contracts to hedge firm purchase and sales commitments. As of December 30, 2000, the Company was party to one such contract with an aggregate value of $3.5 million. This forward contract matures in January 2001. The Company has not taken any action at this time to hedge its net investment in foreign subsidiaries but may do so in the future.

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

Item 5. OTHER INFORMATION

      Not applicable

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

  Exhibit No.                  Description of Exhibit

  27.1*                        Financial Data Schedule.

----------
*     Filed Herewith.

(b)   Reports on Form 8-K

  Date of report               Item reported

  October 31, 2000             Item 5. (Second Amendment and Waiver to the
                               Credit Agreement)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    GROVE WORLDWIDE LLC


Date: February 13, 2001             By   /s/ Stephen L. Cripe
                                      ------------------------------------------
                                    Stephen L. Cripe
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)